Form 10-Q
period 2001-09-30
BUILDING MATERIALS INVESTMENT CORP; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS CORP OF AMERICA
filed 2001-11-14
CIK 1078820, 1078706, 927314

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2001

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-81808


                    BUILDING MATERIALS CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)


        Delaware                                               22-3276290
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)


 1361 Alps Road, Wayne, New Jersey                               07470
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code           (973) 628-3000

See table of additional registrants.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  /X/          NO  / /

As of November 10, 2001, 1,015,010 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

As of November 10, 2001, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares were held by non-affiliates.

                             ADDITIONAL REGISTRANTS

                               State or other                                                      Address, including zip code and
                               jurisdiction of                                                     telephone number, including area
Exact name of registrant as    incorporation or    No. of Shares     Commission File No./I.R.S.    code, of registrant's principal
specified in its charter       organization        Outstanding       Employer Identification No.   executive offices
------------------------       ----------------    -------------     ---------------------------   --------------------------------
Building Materials             Delaware            10                333-69749-01/                 1361 Alps Road
Manufacturing Corporation                                            22-3626208                    Wayne, NJ  07470
                                                                                                   (973) 628-3000


Building Materials             Delaware            10                333-69749-02/                 300 Delaware Avenue
Investment Corporation                                               22-3626206                    Suite 303
                                                                                                   Wilmington, DE  19801
                                                                                                   (302) 427-5960


                         Part I - FINANCIAL INFORMATION
                          Item 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                        Third Quarter Ended   Nine Months Ended
                                        -------------------   -----------------
                                        Oct. 1,   Sept. 30,  Oct. 1,  Sept. 30,
                                         2000       2001      2000      2001
                                        --------  --------   -------  --------
                                                     (Thousands)

Net sales ............................. $330,882  $376,315   $946,471  $996,201
                                        --------  --------   --------  --------
Costs and expenses:
  Cost of products sold ...............  242,460   256,778    687,117   709,914
  Selling, general and administrative..   65,843    75,399    192,313   199,369
  Goodwill amortization ...............      506       507      1,530     1,517
  Gain on sale of assets...............  (17,505)        -    (17,505)        -
                                        --------  --------   --------  --------
    Total costs and expenses...........  291,304   332,684    863,455   910,800
                                        --------  --------   --------  --------

Operating income ......................   39,578    43,631     83,016    85,401
Interest expense ......................  (13,369)  (15,067)   (38,348)  (45,670)
Other expense, net.....................   (2,673)   (1,799)    (6,086)   (5,266)
                                        --------  --------   --------  --------
Income before income taxes
  and extraordinary losses ............   23,536    26,765     38,582    34,465
Income taxes......... .................   (8,708)   (9,903)   (14,275)  (12,752)
                                        --------  --------   --------  --------
Income before extraordinary losses ....   14,828    16,862     24,307    21,713
Extraordinary losses, net of income
  tax benefits of $194.................     (330)        -       (330)        -
                                        --------  --------   --------  --------
Net income............................. $ 14,498  $ 16,862   $ 23,977  $ 21,713
                                        ========  ========   ========  ========



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,
                                                     December 31,     2001
                                                         2000      (Unaudited)
                                                     ------------   ---------
ASSETS                                                       (Thousands)
Current Assets:
  Cash and cash equivalents.........................  $  82,747     $  51,652
  Accounts receivable, trade, net...................     19,474        28,566
  Accounts receivable, other........................     51,843       121,341
  Tax receivable from parent corporations...........      1,500             -
  Inventories.......................................    101,702       113,927
  Other current assets..............................      3,925         4,474
                                                      ---------     ---------
    Total Current Assets............................    261,191       319,960
Property, plant and equipment, net..................    362,464       347,209
Excess of cost over net assets of businesses
  acquired, net ....................................     65,317        63,800
Deferred income tax benefits........................     42,897        30,970
Tax receivable from parent corporations.............      7,500         9,000
Other noncurrent assets.............................     31,800        31,865
                                                      ---------     ---------
Total Assets........................................  $ 771,169     $ 802,804
                                                      =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Current maturities of long-term debt............  $   5,908     $   5,356
  Accounts payable..................................     57,520        68,874
  Payable to related parties........................     10,052        15,777
  Accrued liabilities...............................     42,888        49,157
  Reserve for product warranty claims...............     14,900        14,900
                                                       --------     ---------
    Total Current Liabilities.......................    131,268       154,064
                                                       ---------    ---------
Long-term debt less current maturities..............    674,698       669,094
                                                       ---------    ---------
Reserve for product warranty claims.................     28,756        22,956
                                                       ---------    ---------
Other liabilities...................................     14,312        14,741
                                                       ---------    ---------
Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    400,000 shares authorized; no shares issued.....          -             -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,514 and
    1,015,010 shares, issued and outstanding,
    respectively ...................................          1             1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 shares
    issued and outstanding .........................          -             -
  Accumulated deficit...............................    (77,866)      (58,052)
                                                      ---------     ---------

    Total Stockholders' Equity (Deficit)............    (77,865)      (58,051)
                                                      ---------     ---------
Total Liabilities and Stockholders'
   Equity (Deficit).................................  $ 771,169     $ 802,804
                                                      =========     =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                           Nine Months Ended
                                                          -------------------
                                                           Oct. 1,    Sept.30,
                                                             2000      2001
                                                          --------   --------
                                                              (Thousands)

Cash and cash equivalents, beginning of period........... $ 55,952  $  82,747
                                                          --------   --------
Cash provided by (used in) operating activities:
  Net income ............................................   23,977     21,713
  Adjustments to reconcile net income to
   net cash used in operating activities:
      Extraordinary losses  .............................      330          -
      Gain on sale of assets ............................  (17,505)         -
      Depreciation ......................................   27,076     26,869
      Goodwill and other amortization....................    2,164      2,801
      Deferred income taxes..............................    4,713     11,927
      Noncash interest charges...........................    1,901      3,337
  Increase in working capital items......................  (51,837)  (123,740)
  Decrease in reserve for product warranty claims........   (4,851)    (5,800)
  Purchases of trading securities........................     (794)         -
  Proceeds from sales of trading securities..............    1,860          -
  Change in net receivable from/payable to related
    parties/parent corporations..........................      493      5,725
  Other, net.............................................    4,276     (2,404)
                                                          --------   --------
Net cash used in operating activities....................   (8,197)   (59,572)
                                                          --------   --------
Cash provided by (used in) investing activities:
  Capital expenditures...................................  (41,648)   (11,506)
  Proceeds from sale of assets...........................   31,702          -
  Purchases of available-for-sale securities.............     (850)         -
  Proceeds from sales of available-for-sale securities...    4,506          -
  Proceeds from sales of other short-term investments....    1,590          -
                                                          --------   --------
Net cash used in investing activities....................   (4,700)   (11,506)
                                                          --------   --------
Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............   35,995     49,999
  Proceeds from issuance of long-term debt...............   34,044          -
  Increase (decrease)in borrowings under revolving
    credit facilities....................................   70,000     (2,000)
  Repayments of long-term debt...........................  (35,564)    (4,745)
  Distributions to parent corporations...................  (47,029)    (1,899)
  Net repurchase of common stock.........................   (1,180)         -
  Financing fees and expenses............................   (6,701)    (1,372)
                                                          --------   --------
Net cash provided by financing activities................   49,565     39,983
                                                          --------   --------
Net change in cash and cash equivalents..................   36,668    (31,095)
                                                          --------   --------
Cash and cash equivalents, end of period................. $ 92,620   $ 51,652
                                                          ========   ========
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)................. $ 34,279   $ 45,319
    Income taxes.........................................    9,527        855


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Building Materials Corporation of America (the "Company" or the "Parent Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 30, 2001, and the results of operations and cash flows for the periods ended October 1, 2000 and September 30, 2001. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K").

           Certain reclassifications have been made to conform to current year presentation.

Note 1.  Comprehensive Income

                                            Third Quarter Ended    Nine Months Ended
                                            -------------------    -----------------
                                            Oct. 1,   Sept. 30,   Oct. 1,    Sept. 30,
                                             2000       2001       2000        2001
                                            -------   --------    -------    --------
                                                        (Thousands)

Net income................................  $14,498   $16,862     $23,977    $21,713
                                            -------   -------     -------    -------
Other comprehensive income net of tax:
  Change in unrealized gains (losses) on
    available-for-sale securities:
  Unrealized holding gains (losses)
    arising during the period, net of
    income tax (provision) benefit of
    $170, $0, $(3,325) and $0,
    respectively...........................    (289)        -       5,663          -
  Less:  Reclassification adjustment
    for gains included in net
    income, net of income taxes
    of $11, $0, $212
    and $0, respectively...................      19         -         361          -
                                            -------   -------     -------    -------
Total other comprehensive income (loss)....    (308)        -       5,302          -
                                            -------   -------     -------    -------
Comprehensive income....................... $14,190   $16,862     $29,279    $21,713
                                            =======   =======     =======    =======

Note 2.   Inventories

     Inventories consist of the following:
                                                     December 31,     Sept. 30,
                                                        2000            2001
                                                      --------        --------
                                                              (Thousands)

           Finished goods ....................        $ 61,606        $ 79,133
           Work-in-process ...................          16,938           7,411
           Raw materials and supplies ........          27,743          31,968
                                                      --------        --------
           Total .............................         106,287         118,512
           Less LIFO reserve .................          (4,585)         (4,585)
                                                      --------        --------
           Inventories .......................        $101,702        $113,927
                                                      ========        ========

Note 3.   Contingencies

Asbestos Litigation Against G-I Holdings

           In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its parent, G-I Holdings. As of March 30, 1997, the Company had paid all of its assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its Asbestos Claims. This proceeding is in a preliminary stage.

           Claimants in the G-I Holdings bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BHC's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those claimants may seek to file Asbestos Claims against the Company (with 1,935 alleged Asbestos Claims pending against the Company as of September 30, 2001). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. Furthermore, on February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing Asbestos Claims against the Company. On June 22, 2001, following a hearing, the Bankruptcy Court converted the temporary restraints into a preliminary injunction, which is expected to remain in effect pending confirmation of a Chapter 11 plan of reorganization for the G-I Holdings estate. On February 7, 2001, G-I Holdings filed a defendant class action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that the Company has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings. This action is in a preliminary stage and no trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

           On February 8, 2001, a creditors committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court for the District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of the Company with G-I Holdings or an order directing G-I Holdings to cause the Company to file for bankruptcy protection. The Company and G-I Holdings intend to vigorously defend the lawsuit. The Company believes that no basis exists for the court to grant the relief requested. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the Bankruptcy Court refused to grant the requested interim relief.

           For a further discussion with respect to the history of the foregoing litigation and asbestos-related matters, see Item 3,"Legal Proceedings," and Notes 3, 11 and 16 to Consolidated Financial Statements contained in the Company's Form 10-K.


Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods. At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the liquidity, financial position or results of operations of the Company.

     For further information regarding environmental matters and other litigation, reference is made to Item 3, "Legal Proceedings" contained in the Company's Form 10-K.


Tax Claim Against G-I Holdings

           The Company and certain of its subsidiaries were members of the consolidated group ("the G-I Holdings Group") for Federal income tax purposes that included G-I Holdings in certain prior years and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the"surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in the tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. If such proof of claim is sustained, the Company and/or certain of the Company's subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings, would be severally liable for a portion of such taxes and interest. If the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were part of the G-I Holdings Group, the Company would be severally liable for approximately $40 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions. For the possible consequences to the Company of the failure of G-I Holdings to satisfy this liability and other information relating to G-I Holdings, see "Asbestos Litigation Against G-I Holdings" above.


Note 4.    New Accounting Standards

           On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their useful lives. Early adoption of SFAS No. 142 is not permitted. On an annualized basis, effective January 1, 2002, the Company's net income will increase by approximately $1.3 million, unless any impairment charges are necessary.

Note 5.  Guarantor Financial Information

           All of the Company's subsidiaries, other than BMCA Receivables Corporation, are guarantors under the Company's $100 million secured bank credit facility, the amended and restated $110 million secured bank credit facility, the 10 1/2% Senior Notes due 2003, the 7 3/4% Senior Notes due 2005, the 8 5/8% Senior Notes due 2006, the 8% Senior Notes due 2007 (the "2007 Notes"), and the 8% Senior Notes due 2008. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC") a wholly-owned subsidiary of the Company, is a co-obligor on the 2007 Notes.

           The Company and BMMC entered into license agreements, effective January 1, 1999, for the right to use intellectual property, including patents, trademarks, know-how, and franchise rights owned by Building Materials Investment Corporation, a wholly-owned subsidiary of the Company, for a license fee stated as a percentage of net sales. These license agreements are for a period of one year and are subject to automatic renewal unless either party terminates with 60 days written notice. Also, effective January 1, 1999, BMMC sells all finished goods to the Company at a manufacturing profit.

           In January 2001, certain subsidiaries of the Company were merged into BMMC, and accordingly, certain reclassifications were made to the guarantor financial statements to conform with current period presentations.

           Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiary prepared on a basis which retroactively reflects the formation of such companies for all periods presented. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto. Separate financial information for the Company's guarantor subsidiaries and non-guarantor subsidiary is not included herein because management has determined that such information is not material to investors.

                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                       Third Quarter Ended October 1, 2000
                                   (Thousands)
                                   (Unaudited)

                                        Parent        Guarantor
                                        Company      Subsidiaries     Eliminations     Consolidated
                                       ---------     ------------     ------------     ------------
Net sales............................. $ 298,014      $  32,868        $      -           $330,882
Intercompany net sales................    16,538        258,044        (274,582)                 -
                                       ---------      ---------        --------           --------
Total net sales.......................   314,552        290,912        (274,582)           330,882
                                       ---------      ---------        --------           --------

Costs and expenses:
  Cost of products sold...............   286,322        230,720        (274,582)           242,460
  Selling, general and administrative.    47,000         18,843                             65,843
  Goodwill amortization...............       326            180                                506
  Gain on sale of assets..............                 (17,505)                            (17,505)
                                       ---------      ---------        --------           --------
Total costs and expenses..............   333,648        232,238        (274,582)           291,304
                                       ---------      ---------        --------           --------

Operating income (loss)...............   (19,096)        58,674               -             39,578

Equity in earnings
  of subsidiaries.....................    39,940                        (39,940)                 -
Intercompany licensing income
  (expense), net......................   (10,260)        10,260                                  -
Interest expense, net.................    (7,478)        (5,891)                           (13,369)
Other income (expense), net...........    (3,027)           354                             (2,673)
                                       ---------      ---------        --------           --------
Income before income
  taxes and extraordinary losses......        79         63,397         (39,940)            23,536
Income tax (provision) benefit........    14,749        (23,457)                            (8,708)
                                       ---------      ---------        --------           --------
Income before
  extraordinary  losses...............    14,828         39,940         (39,940)            14,828
Extraordinary losses..................      (330)                                             (330)
                                       ---------      ---------        --------           --------
Net income............................ $  14,498      $  39,940        $(39,940)          $ 14,498
                                       =========      =========        ========           ========


                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                     Third Quarter Ended September 30, 2001
                                   (Thousands)
                                   (Unaudited)

                                        Parent       Guarantor
                                        Company     Subsidiaries     Eliminations     Consolidated
                                       ---------    ------------     ------------     ------------
Net sales............................. $ 343,771     $  32,544       $       -          $376,315
Intercompany net sales................    22,533       263,588        (286,121)                -
                                       ---------     ---------       ---------          --------
Total net sales.......................   366,304       296,132        (286,121)          376,315
                                       ---------     ---------       ---------          --------

Costs and expenses:
  Cost of products sold...............   294,650       248,249        (286,121)          256,778
  Selling, general and administrative.    56,984        18,415                            75,399
  Goodwill amortization...............       326           181                               507
  Transition service agreement
    (income) expense..................       (75)           75                                                     -
                                       ---------     ---------       ---------          --------
Total costs and expenses..............   351,885       266,920        (286,121)          332,684
                                       ---------     ---------       ---------          --------
Operating income......................    14,419        29,212               -            43,631

Equity in earnings of subsidiaries....    22,380                       (22,380)                -
Intercompany licensing income
  (expense), net......................   (10,313)       10,313                                 -
Interest expense, net.................   (10,809)       (4,258)                          (15,067)
Other income (expense), net...........    (2,055)          256                            (1,799)
                                       ---------     ---------       ---------          --------

Income before income taxes............    13,622        35,523         (22,380)           26,765
Income tax (provision) benefit........     3,240       (13,143)                           (9,903)
                                       ---------     ---------       ---------          --------

Net income............................ $  16,862     $  22,380       $ (22,380)         $ 16,862
                                       =========     =========       =========          ========

                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                        Nine Months Ended October 1, 2000
                                   (Thousands)
                                   (Unaudited)

                                         Parent       Guarantor
                                        Company      Subsidiaries     Eliminations     Consolidated
                                       ---------     ------------     ------------     ------------
Net sales............................. $ 841,600      $ 104,871       $       -           $946,471
Intercompany net sales................    47,823        632,945        (680,768)                 -
                                       ---------      ---------       ---------           --------
Total net sales.......................   889,423        737,816        (680,768)           946,471
                                       ---------      ---------       ---------           --------

Costs and expenses:
  Cost of products sold...............   709,599        658,286        (680,768)           687,117
  Selling, general and administrative.   133,522         58,791                            192,313
  Goodwill amortization...............       979            551                              1,530
  Gain on sale of assets..............                  (17,505)                           (17,505)
                                       ---------      ---------       ---------           --------
Total costs and expenses..............   844,100        700,123        (680,768)           863,455
                                       ---------      ---------       ---------           --------

Operating income .....................    45,323         37,693               -             83,016

Equity in earnings
  of subsidiaries.....................    29,006                        (29,006)                 -
Intercompany licensing income
  (expense), net......................   (25,248)        25,248                                  -
Interest expense, net.................   (19,995)       (18,353)                           (38,348)
Other income (expense), net...........    (7,538)         1,452                             (6,086)
                                        --------      ---------       ---------           --------
Income before income taxes
  and extraordinary losses............    21,548         46,040         (29,006)            38,582
Income tax (provision) benefit........     2,759        (17,034)                           (14,275)
                                       ---------      ---------       ---------           --------
Income before
  extraordinary losses................    24,307         29,006         (29,006)            24,307
Extraordinary losses..................      (330)                                             (330)
                                       ---------      ---------       ---------           --------
Net income............................ $  23,977      $  29,006       $ (29,006)          $ 23,977
                                       =========      =========       =========           ========


                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                      Nine Months Ended September 30, 2001
                                   (Thousands)
                                   (Unaudited)

                                        Parent        Guarantor
                                        Company     Subsidiaries     Eliminations     Consolidated
                                       ---------    ------------     ------------     ------------
Net sales............................. $ 909,113     $  87,088       $       -         $ 996,201
Intercompany net sales................    75,831       686,895        (762,726)                -
                                       ---------     ---------       ---------         ---------
Total net sales.......................   984,944       773,983        (762,726)          996,201
                                       ---------     ---------       ---------         ---------

Costs and expenses:
  Cost of products sold...............   772,975       699,665        (762,726)          709,914
  Selling, general and administrative.   147,266        52,103                           199,369
  Goodwill amortization...............       977           540                             1,517
  Transition service agreement
    (income) expense..................       (75)           75                                                 -
                                       ---------     ---------       ---------          --------
Total costs and expenses..............   921,143       752,383        (762,726)          910,800
                                       ---------     ---------       ---------          --------
Operating income......................    63,801        21,600               -            85,401

Equity in earnings of subsidiaries....    23,412                       (23,412)                -
Intercompany licensing income
  (expense), net......................   (27,273)       27,273                                 -
Interest expense, net.................   (32,811)      (12,859)                          (45,670)
Other income (expense), net...........    (6,413)        1,147                            (5,266)
                                        ---------     ---------       ---------          --------

Income before income taxes............    20,716        37,161         (23,412)           34,465
Income tax (provision) benefit........       997       (13,749)                          (12,752)
                                        --------     ---------       ---------          --------

Net income............................ $  21,713     $  23,412       $ (23,412)         $ 21,713
                                       =========     =========       =========          ========

                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                                December 31, 2000
                                   (Thousands)

                                                                     Non-
                                           Parent    Guarantor     Guarantor     Elim-
                                          Company   Subsidiaries  Subsidiary    inations   Consolidated
                                          --------- ------------- ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents............... $   9,741  $  73,006   $       -    $       -    $ 82,747
  Accounts receivable, trade, net.........               19,474                               19,474
  Accounts receivable, other..............     5,027      2,947      43,869                   51,843
  Tax receivable from parent corporations.     1,500                                           1,500
  Inventories.............................    55,891     45,811                              101,702
  Other noncurrent current assets.........     1,105      2,820                                3,925
                                           ---------  ---------   ---------    ---------   ---------
    Total Current Assets..................    73,264    144,058      43,869            -     261,191

Investment in subsidiaries................   356,726                            (356,726)          -
Intercompany loans including accrued
  interest................................   188,945   (184,531)     (4,414)                       -
Due from(to)subsidiaries, net.............  (233,236)   229,273       3,963                        -
Property, plant and equipment, net........    46,928    315,536                              362,464
Excess of cost over net assets of
  businesses acquired, net................    41,562     23,755                               65,317
Deferred income tax benefits..............    42,897                                          42,897
Tax receivable from parent corporations...     7,500                                           7,500
Other noncurrent assets...................    16,026     15,774                               31,800
                                           ---------  ---------   ---------    ---------   ---------
Total Assets.............................. $ 540,612  $ 543,865   $  43,418    $(356,726)  $ 771,169
                                           =========  =========   =========    =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.... $     153  $   5,755   $       -    $       -   $   5,908
  Accounts payable........................    19,871     37,649                               57,520
  Payable to related parties..............     7,522      2,530                               10,052
  Accrued liabilities.....................    18,865     24,023                               42,888
  Reserve for product warranty claims.....    14,900                                          14,900
                                           ---------  ---------   ---------    ---------   ---------
    Total Current Liabilities.............    61,311     69,957           -            -     131,268

Long-term debt less current maturities....   514,880    159,818                              674,698
Reserve for product warranty claims.......    28,187        569                               28,756
Other liabilities.........................    14,099        213                               14,312
                                           ---------  ---------   ---------    ---------   ---------
Total Liabilities.........................   618,477    230,557           -            -     849,034
Total Stockholders' Equity (Deficit)......   (77,865)   313,308      43,418     (356,726)    (77,865)

Total Liabilities and                      ---------  ---------   ---------    ---------   ---------
  Stockholders' Equity (Deficit) ......... $ 540,612  $ 543,865   $  43,418    $(356,726)  $ 771,169
                                           =========  =========   =========    =========   =========


                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                               September 30, 2001
                                   (Thousands)
                                   (Unaudited)

                                                                      Non-
                                            Parent   Guarantor      Guarantor    Elim-
                                           Company  Subsidiaries   Subsidiary   inations   Consolidated
                                          --------- ------------- ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents...............$        1  $  51,651    $      -    $      -     $ 51,652
  Accounts receivable, trade, net.........    12,924     15,642                               28,566
  Accounts receivable, other..............     3,020      1,729     116,592                  121,341
  Inventories.............................    78,293     35,634                              113,927
  Other current assets....................     1,414      3,060                                4,474
                                           ---------   --------    --------    ---------    --------
    Total Current Assets..................    95,652    107,716     116,592            -     319,960

Investment in subsidiaries................   463,052                            (463,052)          -
Intercompany loans including accrued
  interest................................    88,765    (84,351)     (4,414)                       -
Due from(to)subsidiaries, net.............  (227,065)   212,909      14,156                        -
Property, plant and equipment, net........    45,262    301,947                              347,209
Excess of cost over net assets of
  businesses acquired, net................    40,405     23,395                               63,800
Deferred income tax benefits..............    30,970                                          30,970
Tax receivable from parent corporations...     9,000                                           9,000
Other noncurrent assets...................    14,721     17,144                               31,865
                                           ---------  ---------    --------    ---------    --------
Total Assets.............................. $ 560,762  $ 578,760    $126,334    $(463,052)   $802,804
                                           =========  =========    ========    =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.... $      28  $   5,328    $      -    $       -    $  5,356
  Accounts payable........................    24,234     44,640                               68,874
  Payable to related parties..............       688     15,089                               15,777
  Accrued liabilities.....................    28,187     20,970                               49,157
  Reserve for product warranty claims.....    14,900                                          14,900
                                           ---------  ---------    --------    ---------    --------
    Total Current Liabilities.............    68,037     86,027           -            -     154,064

Long-term debt less current maturities....   513,247    155,847                              669,094
Reserve for product warranty claims.......    22,991        (35)                              22,956
Other liabilities.........................    14,538        203                               14,741
                                           ---------  ---------    --------    ---------    --------
Total Liabilities.........................   618,813    242,042           -            -     860,855
Total Stockholders' Equity (Deficit)......   (58,051)   336,718     126,334     (463,052)    (58,051)
                                           ---------  ---------    --------    ---------    --------
Total Liabilities and Stockholders'
    Equity (Deficit) ..................... $ 560,762  $ 578,760    $126,334    $(463,052)   $802,804
                                           =========  =========    ========    =========    ========


                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                        Nine Months Ended October 1, 2000
                                   (Thousands)
                                   (Unaudited)

                                                                                   Non-
                                                        Parent     Guarantor     Guarantor
                                                       Company   Subsidiaries   Subsidiary   Consolidated
                                                      ---------  ------------   ----------   ------------
Cash and cash equivalents, beginning of period....... $     203   $  55,749     $       -     $ 55,952
                                                      ---------   ---------     ---------     --------
Cash provided by(used in)operating activities:
Net income(loss).....................................    (5,029)     29,006                     23,977
Adjustments to reconcile net income (loss) to net
  cash provided by(used in)operating activities:
    Extraordinary losses.............................       330                                    330
    Gain on sale of assets...........................               (17,505)                   (17,505)
    Depreciation.....................................     2,611      24,465                     27,076
    Goodwill and other amortization..................     1,115       1,049                      2,164
    Deferred income taxes............................     4,713                                  4,713
    Noncash interest charges.........................     1,901                                  1,901
Increase in working capital items....................   (39,353)     (1,655)      (10,829)     (51,837)
Decrease in product warranty claims..................    (4,840)        (11)                    (4,851)
Purchases of trading securities......................       (19)       (775)                      (794)
Proceeds from sales of trading securities............                 1,860                      1,860
Change in net receivable from/payable to
  related parties/parent corporations................   (28,134)     17,798        10,829          493
Other, net...........................................    11,726      (7,450)                     4,276
                                                      ---------   ---------     ---------     --------
Net cash provided by (used in)operating activities...   (54,979)     46,782             -       (8,197)
                                                      ---------   ---------     ---------     --------
Cash provided by(used in)investing activities:
  Capital expenditures...............................      (495)    (41,153)                   (41,648)
  Proceeds from sale of assets.......................                31,702                     31,702
  Purchases of available-for-sale securities.........                  (850)                      (850)
  Proceeds from sales of available-for-sale
    securities.......................................                 4,506                      4,506
  Proceeds from sales of other short-term
    investments......................................                 1,590                      1,590
                                                      ---------   ---------     ---------     --------
Net cash used in investing activities................      (495)     (4,205)            -       (4,700)
                                                      ---------   ---------     ---------     --------

Cash provided by(used in)financing activities:
  Proceeds from sale of accounts receivable..........    35,995                                 35,995
  Proceeds from issuance of long-term debt..........     34,044                                 34,044
  Increase in borrowings under revolving
    credit facility..................................    70,000                                 70,000
  Repayments of long-term debt.......................   (32,780)     (2,784)                   (35,564)
  Distributions to parent corporations...............   (47,029)                               (47,029)
  Stock Repurchase...................................    (1,180)                                (1,180)
  Financing fees and expenses........................    (3,766)     (2,935)                    (6,701)
                                                      ---------   ---------     ---------     --------
Net cash provided by (used in) financing activities..    55,284      (5,719)            -       49,565
                                                      ---------   ---------     ---------     --------
Net change in cash and cash equivalents..............      (190)     36,858             -       36,668
                                                      ---------   ---------     ---------     --------
Cash and cash equivalents, end of period............. $      13   $  92,607     $       -    $  92,620
                                                      =========   =========     =========     ========

                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                      Nine Months Ended September 30, 2001
                                   (Thousands)
                                   (Unaudited)

                                                                                  Non-
                                                       Parent    Guarantor      Guarantor
                                                      Company   Subsidiaries   Subsidiary   Consolidated
                                                      --------  ------------   -----------  ------------
Cash and cash equivalents, beginning of period....... $  9,741    $  73,006    $       -    $ 82,747
                                                      --------    ---------    ---------    --------
Cash provided by (used in) operating activities:
Net income (loss)....................................   (1,699)      23,412                   21,713
Adjustments to reconcile net income(loss)to net
  cash provided by(used in)operating activities:
    Depreciation.....................................    2,057       24,812                   26,869
    Goodwill and other amortization..................    2,261          540                    2,801
    Deferred income taxes............................   11,927                                11,927
    Noncash interest charges.........................    2,415          922                    3,337
(Increase) decrease in working capital items.........  (69,942)      18,925      (72,723)   (123,740)
Decrease in product warranty claims..................   (5,196)        (604)                  (5,800)
Change in net receivable from/payable to
  related parties/parent corporations................    4,260      (71,258)      72,723       5,725
Other, net...........................................     (574)      (1,830)                  (2,404)
                                                      --------    ---------    ---------    --------
Net cash used in operating activities................  (54,491)      (5,081)           -     (59,572)
                                                      --------    ---------    ---------    --------
Cash provided by(used in)investing activities:
  Capital expenditures...............................     (338)     (11,168)                 (11,506)
                                                      --------    ---------    ---------    --------
Net cash used in investing activities................     (338)     (11,168)           -     (11,506)
                                                      --------    ---------    ---------    --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..........   49,999                                49,999
  Decrease in borrowings under revolving
    credit facility..................................   (2,000)                               (2,000)
  Repayments of long-term debt.......................     (146)      (4,599)                  (4,745)
  Distributions to parent corporations...............   (1,899)                               (1,899)
  Financing fees and expenses........................     (865)        (507)                  (1,372)
                                                      --------    ---------    ---------   ---------
Net cash provided by (used in) financing activities..   45,089       (5,106)           -      39,983
                                                      --------    ---------    ---------   ---------
Net change in cash and cash equivalents..............   (9,740)     (21,355)           -     (31,095)
                                                      --------    ---------    ---------   ---------
Cash and cash equivalents, end of period............. $      1    $  51,651    $       -   $  51,652
                                                      ========    =========    =========   =========


          Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter 2001 Compared With
                        Third Quarter 2000

           The Company recorded third quarter net income of $16.9 million compared with net income of $14.5 million in the third quarter of 2000. Net income for the third quarter of 2000 included a one-time after tax gain of $11.0 million ($17.5 million pre-tax) from the sale of certain assets of the Security Products business of LL Building Products Inc. and an after-tax extraordinary loss of $0.3 million. Excluding the one-time gain from the sale of assets and the extraordinary loss, net income would have been $3.8 million in 2000. The increase in net earnings was primarily the result of higher operating income and lower other expenses, partially offset by higher interest expense.

           The Company's net sales for the third quarter of 2001 were $376.3 million, representing an increase of $45.4 million or 13.7% from last year's third quarter net sales of $330.9 million, with the increase primarily due to net sales gains in steep slope roofing products, partially offset by decreased sales in low slope roofing products and by the sale of the Security Products business of LL Building Products Inc., which was sold in September 2000. Excluding the net sales of the Security Products business in the third quarter of 2000, net sales in the third quarter of 2001, on a comparable basis, were higher by 15.9%. The increase in net sales of steep slope roofing products reflected higher unit volumes and average selling prices, while the decline in net sales of low slope roofing products were primarily attributable to lower volumes.

           Operating income in the third quarter of 2001 was $43.6 million compared with $39.6 million in the third quarter of 2000, an increase of 10.1%. Excluding the operating income of the Security Products business of LL Building Products Inc., and the gain on sale of these assets of $17.5 million in the third quarter of 2000, operating income in the third quarter of 2001 was more than double the third quarter of 2000. The increase in operating income was primarily attributable to an increase in steep slope roofing products sales volumes, and higher average selling prices, along with lower manufacturing costs.

           Interest expense for the quarter increased to $15.1 million from $13.4 million for the same period in 2000, primarily due to higher average borrowings and lower capitalized interest in 2001. The lower capitalized interest in 2001 is the result of the completion of construction of three new manufacturing facilities in the second half of 2000. Other expense, net was $1.8 million for the third quarter of 2001 compared with $2.7 million in 2000.

Results of Operations -        Nine Months 2001 Compared With
                               Nine Months 2000

           For the first nine months of 2001, the Company recorded net income of $21.7 million compared with $24.0 million in 2000. Excluding the impact of the after-tax gain of $11.0 million from the sale of the Security Products business of LL Building Products Inc. and the after-tax extraordinary loss of $0.3 million in 2000, net income would have been $13.3 million in 2000. The increase in net earnings was primarily the result of higher operating income and lower other expenses, partially offset by higher interest expense.

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


           The Company's net sales for the first nine months of 2001 were $996.2 million compared to $946.5 million in the same period of 2000. Excluding the net sales of the Security Products business of LL Building Products Inc. for the nine months ended October 1, 2000, net sales for the nine months ended September 30, 2001, on a comparable basis, were higher by 7.9%. Net sales gains in steep slope roofing products were partially offset by lower net sales in low slope roofing products and the sale of the Security Products business of LL Building Products Inc. The increase in net sales of steep slope roofing products resulted from higher unit volumes and average selling prices, while the decline in net sales of low slope roofing products resulted from lower unit volumes and average selling prices.

           Operating income for the first nine months of 2001 was $85.4 million compared with $83.0 million reported in the same period of 2000. Excluding the operating income of the Security Products business of LL Building Products Inc. and the gain on sale of these assets for the nine months ended October 1, 2000, operating income for the nine months ended September 30, 2001, on a comparable basis, would have been higher by 38.2%. Higher operating results were primarily attributable to an increase in steep slope roofing products sales volumes and average selling prices along with lower manufacturing costs, partially offset by a decrease in low slope roofing products sales volumes and average selling prices, and the sale of the Security Products business of LL Building Products Inc.

           Interest expense for the first nine months increased to $45.7 million from $38.3 million for the same period in 2000, primarily due to higher average borrowings and lower capitalized interest in 2001. Other expense, net was $5.2 million for the first nine months of 2001 compared to $6.1 million for the same period in 2000.

Liquidity and Financial Condition

           Net cash outflow during the first nine months of 2001 was $71.1 million, before financing activities, and included the use of $59.6 million of cash for operations and the reinvestment of $11.5 million for capital programs.

           Cash invested in additional working capital totaled $123.7 million during the first nine months of 2001, primarily reflecting seasonal increases in inventories of $12.2 million and $128.6 million in accounts receivable, including a $122.7 million increase in the receivable from the trust which purchases certain of the Company's trade accounts receivable, partially offset by a $17.6 million increase in accounts payable and accrued liabilities. The increase in the receivable from the trust results from seasonal increases and the amortization of the accounts receivable facility in accordance with its terms. The net cash used for operating activities also included a $5.7 million net increase in the payable to related parties/parent corporations.

           Net cash provided by financing activities totaled $40.0 million during the first nine months of 2001, mainly reflecting $50.0 million in proceeds from the sale of the Company's trade receivables, partially offset by $6.7 million in repayments of long-term debt and borrowings under the Company's bank revolving credit facilities.

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


As a result of the foregoing factors, cash and cash equivalents decreased by $31.1 million during the first nine months of 2001 to $51.7 million.

           See Note 3 to Consolidated Financial Statements for information regarding contingencies.

                                      * * *


Forward-looking Statements

     This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. The Company's operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.


              Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

           Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of September 30, 2001.

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings

           As of September 30, 2001, 1,935 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 3 to Consolidated Financial Statements above.



Item 6. Exhibits and Reports on Form 8-K


(a)      Exhibits

         10.1 Second Amendment to the Registration Rights Agreement, dated as of October 5, 2001, among Building Materials Corporation of America, as issuer, Building Materials Manufacturing Corporation and Building Materials Investment Corporation, as guarantors, and AG Capital Recovery Partners II, LP, as purchaser.


(b)      No Reports on Form 8-K were filed during the quarter ended September
         30, 2001.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BUILDING MATERIALS CORPORATION OF AMERICA
                                   BUILDING MATERIALS MANUFACTURING CORPORATION

DATE:  November 14, 2001           BY: /s/John F. Rebele
       -----------------           ---------------------------------------
                                   John F. Rebele
                                   Vice President
                                   and Chief Financial Officer
                                   (Principal Financial Officer)


DATE:  November 14, 2001           BY: /s/James T. Esposito
       -----------------           ---------------------------------------
                                   James T. Esposito
                                   Vice President and Controller
                                   (Principal Accounting Officer)

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant listed below has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BUILDING MATERIALS INVESTMENT CORPORATION


DATE:  November 14, 2001           BY: /s/John F. Rebele
       -----------------           ---------------------------------------
                                   John F. Rebele
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)