Form 10-Q
period 2002-09-29
BUILDING MATERIALS INVESTMENT CORP; BUILDING MATERIALS MANUFACTURING CORP; BUILDING MATERIALS CORP OF AMERICA
filed 2002-11-13
CIK 1078820, 1078706, 927314

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended September 29, 2002

                                       OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-81808

                    BUILDING MATERIALS CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)


        Delaware                                               22-3276290
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)

 1361 Alps Road, Wayne, New Jersey                               07470
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code:           (973) 628-3000

See Table of Additional Registrants Below.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  /X/          NO  / /

As of November 8, 2002, 1,015,010 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of Building Materials Corporation of America were outstanding. There is no trading market for the common stock of Building Materials Corporation of America.

As of November 8, 2002, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares were held by non-affiliates.

                                                     ADDITIONAL REGISTRANTS


                             State or other                                                    Address, including zip code and
                             jurisdiction of                                                   telephone number, including area
Exact name of registrant as  incorporation or   No. of Shares    Commission File No./I.R.S.    code, of registrant's principal
specified in its charter     organization       Outstanding      Employer Identification No.   executive offices
---------------------------  ------------------ ---------------  ----------------------------  --------------------------------
Building Materials           Delaware            10               333-69749-01/                1361 Alps Road
Manufacturing Corporation                                         22-3626208                   Wayne, NJ  07470
                                                                                               (973) 628-3000


Building Materials           Delaware            10               333-69749-02/                300 Delaware Avenue
Investment Corporation                                            22-3626206                   Suite 303
                                                                                               Wilmington, DE  19801
                                                                                               (302) 427-5960


                         Part I - FINANCIAL INFORMATION
                          Item 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                     Third Quarter Ended  Nine Months Ended
                                     -------------------  ------------------

                                    Sept.30,   Sept.29,  Sept.30,    Sept.29,
                                      2001      2002       2001       2002
                                    --------  ---------  --------   ----------
                                                  (Thousands)

Net sales..........................$376,315   $357,100   $996,201   $1,045,751
                                   --------   --------   --------   ----------
Costs and expenses:
  Cost of products sold ........... 256,778    242,400    709,914      723,637
  Selling, general and
    administrative.................  75,399     74,607    199,369      218,064
  Goodwill amortization ...........     507          -      1,517            -
                                   --------   --------   --------   ----------

    Total costs and expenses....... 332,684    317,007    910,800      941,701
                                   --------   --------   --------   ----------

Operating income...................  43,631     40,093     85,401      104,050
Interest expense................... (15,067)   (13,787)   (45,670)     (41,536)
Other expense, net.................  (1,799)    (1,753)    (5,266)      (6,147)
                                   --------   --------   --------   ----------

Income before income taxes.........  26,765     24,553     34,465       56,367
Income taxes.......................  (9,903)    (8,839)   (12,752)     (20,293)
                                   --------   --------   --------   ----------

Net income.........................$ 16,862   $ 15,714   $ 21,713     $ 36,074
                                   ========   ========   ========     ========



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                    BUILDING MATERIALS CORPORATION OF AMERICA

                           CONSOLIDATED BALANCE SHEETS

                                                                                 Sept. 29,
                                                            December 31,            2002
                                                                2001             (Unaudited)
                                                            ------------         -----------
ASSETS                                                                (Thousands)
Current Assets:
  Cash and cash equivalents...................................$ 46,387           $ 56,599
  Accounts receivable, trade, net.............................  23,490             28,235
  Accounts receivable, other..................................  39,769             91,002
  Inventories................................................. 102,245            127,975
  Other current assets........................................   3,890              3,636
                                                              --------           --------
    Total Current Assets...................................... 215,781            307,447
Property, plant and equipment, net............................ 352,067            338,938
Excess of cost over net assets of businesses
  acquired, net...............................................  63,294             63,294
Deferred income tax benefits..................................  32,924             13,420
Tax receivable from parent corporations.......................   9,000             10,250
Other noncurrent assets.......................................  33,259             28,576
                                                              --------           --------
Total Assets..................................................$706,325           $761,925
                                                              ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt......................$    5,556           $ 55,238
  Accounts payable............................................  58,235             72,176
  Payable to related parties..................................   8,910             14,364
  Accrued liabilities.........................................  43,548             53,093
  Reserve for product warranty claims.........................  14,900             14,900
                                                              --------           --------
    Total Current Liabilities................................. 131,149            209,771
                                                              --------           --------
Long-term debt less current maturities........................ 599,896            546,541
                                                              --------           --------
Reserve for product warranty claims...........................  22,741             19,609
                                                              --------           --------
Other liabilities.............................................  14,178             13,599
                                                              --------           --------
Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;
    400,000 shares authorized; no shares issued...............       -                  -
  Class A Common Stock, $.001 par value per share;
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding....................................       1                  1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 shares
    issued and outstanding ...................................       -                  -
  Loan receivable from parent corporation.....................  (2,536)            (2,621)
  Accumulated deficit......................................... (59,104)           (24,975)
                                                              --------           --------

    Total Stockholders' Equity (Deficit)...................... (61,639)           (27,595)
                                                              --------           --------
Total Liabilities and Stockholders'
   Equity (Deficit)...........................................$706,325           $761,925
                                                              ========           ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                         Nine Months Ended
                                                         -------------------
                                                        Sept. 30,    Sept. 29,
                                                          2001         2002
                                                        --------     --------
                                                             (Thousands)

Cash and cash equivalents, beginning of period........$ 82,747        $ 46,387
                                                       -------         -------

Cash provided by (used in) operating activities:
  Net income .........................................  21,713          36,074
  Adjustments to reconcile net income to
   net cash used in operating activities:
      Depreciation ...................................  26,869          28,755
      Goodwill and other amortization.................   2,801           1,542
      Deferred income taxes...........................  11,927          19,504
      Noncash interest charges........................   3,337           3,726
  Increase in working capital items...................(123,740)        (73,242)
  Decrease in reserve for product warranty claims.....  (5,800)         (3,132)
  Proceeds from sale of accounts receivable...........  49,999          15,274
  Change in net receivable from/payable to related
    parties/parent corporations.......................   5,725           4,204
  Other, net..........................................  (2,404)            (95)
                                                       -------         -------
Net cash provided by (used in) operating activities...  (9,573)         32,610
                                                       -------         -------

Cash provided by (used in) investing activities:
  Capital expenditures................................ (11,506)        (15,829)
                                                       -------         -------

Net cash used in investing activities................. (11,506)        (15,829)
                                                       -------         -------
Cash provided by (used in) financing activities:

  Decrease in borrowings under revolving
    credit facilities.................................  (2,000)              -
  Repayments of long-term debt........................  (4,745)         (4,317)
  Distributions to parent corporations................  (1,899)         (1,945)
  Loan to parent corporation..........................       -             (85)
  Financing fees and expenses.........................  (1,372)           (222)
                                                       -------         -------
Net cash used in financing activities................. (10,016)         (6,569)
                                                       -------         -------
Net change in cash and cash equivalents............... (31,095)         10,212
                                                       -------         -------
Cash and cash equivalents, end of period..............$ 51,652        $ 56,599
                                                       =======         =======
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)..............$ 45,319        $ 38,007
    Income taxes......................................     855           1,525


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     Building Materials Corporation of America (the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 29, 2002, and the results of operations and cash flows for the periods ended September 30, 2001 and September 29, 2002. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K").

     Certain reclassifications have been made to conform to current year presentation.


Note 1.   Inventories

     Inventories consist of the following:
                                            December 31,      Sept. 29,
                                                2001            2002
                                            ------------      --------
                                                     (Thousands)

           Finished goods .................   $ 66,417        $ 88,058
           Work-in-process ................      8,800          10,665
           Raw materials and supplies .....     29,573          33,147
                                              --------        --------
           Total ..........................    104,790         131,870
           Less LIFO reserve ..............     (2,545)         (3,895)
                                              --------        --------
           Inventories ....................   $102,245        $127,975
                                              ========        ========

Note 2.   Contingencies

Asbestos Litigation Against G-I Holdings

     In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its parent, G-I Holdings. As of March 30, 1997, the Company had paid all of its assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its Asbestos Claims. This proceeding remains pending.

     Claimants in the G-I Holdings bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BHC's common stock and its indirect holdings of the Company's common stock. That action could result in a change of control of the Company. In addition, those claimants may seek to file Asbestos Claims against the Company (with approximately 1,900 alleged Asbestos Claims pending against the Company as of September 29, 2002). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims. Furthermore, on February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing Asbestos Claims against the Company. On June 22, 2001, following a hearing, the Bankruptcy Court converted the temporary restraining order into a preliminary injunction, which is expected to remain in effect pending confirmation of a Chapter 11 plan of reorganization for the G-I Holdings estate. On February 7, 2001, G-I Holdings and the Company filed a defendant class action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that the Company has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings. No trial date has been set by the court. As a result, it is not possible to predict the outcome of this litigation. On May 3, 2002, G-I Holdings and the Company filed a summary judgment motion seeking entry of judgment against the Named Defendants in the action declaring that BMCA is not liable to them under any theory of successor liability or alter ego. On July 1, 2002, the statutory creditors' committee (the "Committee") appointed by the G-I Holdings bankruptcy court filed a motion with the U.S. District Court to withdraw the reference of the declaratory judgment motion to the bankruptcy court. There has been no court ruling on either the motion for summary judgment or the motion to withdraw the reference. On October 18, 2002, the Bankruptcy Court granted the motions filed by G-I Holdings and the Company to file an amended complaint to add as a defendant the legal representative of future demands in the G-I Holdings bankruptcy and to remove the class action allegations, on which motions the court has not ruled. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

     On February 8, 2001, the Committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court for the District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of the Company with G-I Holdings or an order directing G-I Holdings to cause the Company to file for bankruptcy protection. The Company and G-I Holdings intend to vigorously defend the lawsuit. The Company believes that no basis exists for the court to grant the relief requested. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the Bankruptcy Court refused to grant the requested interim relief.

     For a further discussion with respect to the history of the foregoing litigation and asbestos-related matters, see Item 3,"Legal Proceedings," and Notes 3, 11 and 16 to Consolidated Financial Statements contained in the Company's Form 10-K.

Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated Sites or remedial obligations are imposed, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods. At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the liquidity, financial position or results of operations of the Company.

     For further information regarding environmental matters and other litigation, reference is made to Item 3, "Legal Proceedings" contained in the Company's Form 10-K.

Tax Claim Against G-I Holdings

     The Company and certain of its subsidiaries were members of the consolidated group (the "G-I Holdings Group") for Federal income tax purposes that included G-I Holdings in certain prior years and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P., a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the Internal Revenue Service filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. On May 7, 2002, G-I Holdings filed an objection to that proof of claim. On July 13, 2002, the IRS filed a motion with the U.S. District Court for a withdrawal of the reference of G-I Holdings' objection to the proof of claim to the bankruptcy court. If the IRS's proof of claim is sustained, the Company and/or certain of the Company's subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for a portion of those taxes and interest. If the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were part of the G-I Holdings Group, the Company would be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions.

Note 3.    New Accounting Standards

     On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company performed an initial fair-value-based goodwill impairment test in the second quarter of 2002. This test resulted in an evaluation that there was no impairment as of January 1, 2002.

     Net income exclusive of amortization expense for goodwill no longer being amortized is as follows:




                            Third Quarter Ended          Nine Months Ended
                            --------------------        ----------------------
                            Sept. 30,  Sept. 29,        Sept. 30,     Sept. 29,
                              2001        2002             2001         2002
                            --------   --------         --------      ---------
                                               (Thousands)

     Reported net income.... $16,862     $15,714          $21,713      $36,074
     Add back:  Goodwill
       Amortization ..........   507           -            1,517            -
                             -------     -------          -------      -------
     Adjusted net income.... $17,369     $15,714          $23,230      $36,074
                             =======     =======          =======      =======


Note 4.  Subsequent Event

     On October 4, 2002, the Company exercised an Early Buyout Option amounting to $9.4 million in connection with its sale-leaseback of certain equipment located at its Baltimore, Maryland roofing facility which had been accounted for as a capital lease.

Note 5.  Guarantor Financial Information

     All of the Company's subsidiaries, other than BMCA Receivables Corporation, are guarantors under the Company's $100 million secured bank credit facility, the amended and restated $110 million secured bank credit facility, the 10 1/2% Senior Notes due 2003, the 7 3/4% Senior Notes due 2005, the 8 5/8% Senior Notes due 2006, the 8% Senior Notes due 2007 (the "2007 Notes"), and the 8% Senior Notes due 2008. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 2007 Notes.

     The Company and BMMC entered into license agreements, effective January 1, 1999, for the right to use intellectual property, including patents, trademarks, know-how, and franchise rights owned by Building Materials Investment Corporation, a wholly-owned subsidiary of the Company, for a license fee stated as a percentage of net sales. The license agreements are for a period of one year and are subject to automatic renewal unless either party terminates with 60 days written notice. Also, effective January 1, 1999, BMMC sells all finished goods to the Company at a manufacturing profit. Such transactions have been eliminated in consolidation.

           Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiary. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto. Separate financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiary is not included herein because management has determined that such information is not material to investors.


                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                     Third Quarter Ended September 30, 2001
                                   (Thousands)


                                         Parent          Guarantor
                                        Company       Subsidiaries       Eliminations     Consolidated
                                        ---------      ------------       ------------     ------------
Net sales.............................  $ 343,771      $  32,544          $       -        $ 376,315
Intercompany net sales................     22,533        242,948           (265,481)               -
                                        ---------      ---------          ---------        ---------
Total net sales.......................    366,304        275,492           (265,481)         376,315
                                        ---------      ---------          ---------        ---------

Costs and expenses:
  Cost of products sold...............    274,010        248,249           (265,481)         256,778
  Selling, general and administrative.     56,984         18,415                              75,399
  Goodwill amortization...............        326            181                                 507
  Transition service agreement
    (income) expense..................         25            (25)                                  -
                                        ---------      ---------          ---------        ---------
Total costs and expenses..............    331,345        266,820           (265,481)         332,684
                                        ---------      ---------          ---------        ---------
Operating income......................     34,959          8,672                  -           43,631

Equity in earnings of subsidiaries....      9,331              -             (9,331)               -
Intercompany licensing income
  (expense), net......................    (10,313)        10,313                                   -
Interest expense......................    (10,636)        (4,431)                            (15,067)
Other income (expense), net...........     (2,055)           256                              (1,799)
                                        ---------      ---------          ---------        ---------

Income before income taxes............     21,286         14,810             (9,331)          26,765
Income taxes .........................     (4,424)        (5,479)                             (9,903)
                                        ---------      ---------          ---------        ---------

Net income............................  $  16,862      $   9,331          $  (9,331)       $  16,862
                                        =========      =========          =========        =========


                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                     Third Quarter Ended September 29, 2002
                                   (Thousands)



                                        Parent        Guarantor
                                        Company      Subsidiaries     Eliminations     Consolidated
                                       ---------     ------------     ------------     ------------
Net sales............................. $ 326,837      $  30,263        $      -          $ 357,100
Intercompany net sales................    15,347        233,793        (249,140)                 -
                                       ---------      ---------        --------          ---------
Total net sales.......................   342,184        264,056        (249,140)           357,100
                                       ---------      ---------        --------          ---------

Costs and expenses:
  Cost of products sold...............   255,201        236,339        (249,140)           242,400
  Selling, general and administrative.    56,288         18,319                             74,607
  Transition service agreement
    (income) expense..................        25            (25)                               -
                                       ---------      ---------        --------          ---------
Total costs and expenses..............   311,514        254,633        (249,140)           317,007
                                       ---------      ---------        --------          ---------

Operating income......................    30,670          9,423               -             40,093

Equity in earnings
  of subsidiaries.....................     9,787              -          (9,787)                 -
Intercompany licensing income
  (expense), net......................    (9,805)         9,805                                  -
Interest expense......................    (9,744)        (4,043)                           (13,787)
Other income (expense), net...........    (1,860)           107                             (1,753)
                                       ---------      ---------        --------          ---------
Income before income taxes............    19,048         15,292          (9,787)            24,553
Income taxes..........................    (3,334)        (5,505)                            (8,839)
                                       ---------      ---------        --------          ---------
Net income............................ $  15,714      $   9,787        $ (9,787)         $  15,714
                                       =========      =========        ========          =========


                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                      Nine Months Ended September 30, 2001
                                   (Thousands)



                                       Parent       Guarantor
                                       Company      Subsidiaries     Eliminations     Consolidated
                                       ---------    ------------     ------------     ------------
Net sales............................. $ 909,113     $  87,088       $       -         $ 996,201
Intercompany net sales................    75,831       686,740        (762,571)                -
                                       ---------     ---------       ---------         ---------
Total net sales.......................   984,944       773,828        (762,571)          996,201
                                       ---------     ---------       ---------         ---------

Costs and expenses:
  Cost of products sold...............   772,820       699,665        (762,571)          709,914
  Selling, general and administrative.   147,266        52,103                           199,369
  Goodwill amortization...............       977           540                             1,517
  Transition service agreement
    (income) expense .................        75           (75)                                                    -
                                       ---------     ---------       ---------         ---------
Total costs and expenses..............   921,138       752,233        (762,571)          910,800
                                       ---------     ---------       ---------         ---------
Operating income......................    63,806        21,595               -            85,401

Equity in earnings of subsidiaries....    23,041             -         (23,041)                -
Intercompany licensing income
  (expense), net......................   (27,273)       27,273                                 -
Interest expense......................   (32,228)      (13,442)                          (45,670)
Other income (expense), net...........    (6,413)        1,147                            (5,266)
                                       ---------     ---------       ---------         ---------
Income before income taxes............    20,933        36,573         (23,041)           34,465
Income tax (provision) benefit........       780       (13,532)                          (12,752)
                                       ---------     ---------       ---------         ---------

Net income............................ $  21,713     $  23,041       $ (23,041)        $  21,713
                                       =========     =========       =========         =========


                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                      Nine Months Ended September 29, 2002
                                   (Thousands)


                                        Parent      Guarantor
                                        Company     Subsidiaries     Eliminations     Consolidated
                                       ---------    ------------     ------------     ------------
Net sales............................. $  956,768     $  88,983       $       -        $1,045,751
Intercompany net sales................     48,654       677,695        (726,349)                -
                                       ----------     ---------       ---------        ----------
Total net sales.......................  1,005,422       766,678        (726,349)        1,045,751
                                       ----------     ---------       ---------        ----------

Costs and expenses:
  Cost of products sold...............    765,430       684,556        (726,349)          723,637
  Selling, general and administrative.    163,759        54,305                           218,064
  Transition service agreement
    (income) expense .................         75           (75)                               -
                                       ----------     ---------       ---------        ----------
Total costs and expenses..............    929,264       738,786        (726,349)          941,701
                                       ----------     ---------       ---------        ----------
Operating income......................     76,158        27,892               -           104,050

Equity in earnings of subsidiaries....     28,624             -         (28,624)                -
Intercompany licensing income
  (expense), net......................    (28,703)       28,703                                 -
Interest expense......................    (29,263)      (12,273)                          (41,536)
Other income (expense), net...........     (6,551)          404                            (6,147)
                                       ----------     ---------       ---------        ----------

Income before income taxes............     40,265        44,726         (28,624)           56,367
Income taxes..........................     (4,191)      (16,102)                          (20,293)
                                       ----------     ---------       ---------        ----------

Net income............................ $   36,074     $  28,624       $ (28,624)       $   36,074
                                       ==========     =========       =========        ==========


                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                                December 31, 2001
                                   (Thousands)


                                                                      Non-
                                            Parent   Guarantor      Guarantor   Elim-
                                           Company  Subsidiaries   Subsidiary   inations   Consolidated
                                          --------- ------------- ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents............     $    133   $ 46,254    $      -    $    -       $ 46,387
  Accounts receivable, trade, net.........    10,726     12,764           -                   23,490
  Accounts receivable, other..............     5,005      1,827      32,937                   39,769
  Inventories.............................    63,077     39,168           -                  102,245
  Other current assets....................     1,487      2,403           -                    3,890
                                           ---------   --------    --------    ---------    --------
    Total Current Assets..................    80,428    102,416      32,937         -        215,781

Investment in subsidiaries................   379,589          -           -     (379,589)          -
Intercompany loans including accrued
  interest................................    81,781    (81,781)          -                        -
Due from(to)subsidiaries, net.............  (204,934)   200,863       4,071                        -
Property, plant and equipment, net........    36,466    315,601           -                  352,067
Excess of cost over net assets of
  businesses acquired, net................    40,080     23,214           -                   63,294
Deferred income tax benefits..............    32,924          -           -                   32,924
Tax receivable from parent corporations...     9,000          -           -                    9,000
Other noncurrent assets...................    16,654     16,605           -                   33,259
                                           ---------  ---------    --------    ---------    --------
Total Assets..............................  $471,988   $576,918    $ 37,008    $(379,589)   $706,325
                                           =========  =========    ========    =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt....  $    -     $  5,556    $      -    $      -     $  5,556
  Accounts payable........................    19,393     38,842           -                   58,235
  Payable to related parties..............     1,296      7,614           -                    8,910
  Accrued liabilities.....................    23,333     20,215           -                   43,548
  Reserve for product warranty claims.....    14,900          -           -                   14,900
                                           ---------  ---------    --------    ---------    --------
    Total Current Liabilities.............    58,922     72,227           -            -     131,149

Long-term debt less current maturities....   438,374    161,522           -                  599,896
Reserve for product warranty claims.......    22,358        383           -                   22,741
Other liabilities.........................    13,973        205           -                   14,178
                                           ---------  ---------    --------    ---------    --------
Total Liabilities.........................   533,627    234,337           -            -     767,964
Total Stockholders' Equity (Deficit)......   (61,639)   342,581      37,008     (379,589)    (61,639)
                                           ---------  ---------    --------    ---------    --------
Total Liabilities and Stockholders'
    Equity (Deficit) .....................  $471,988   $576,918    $ 37,008    $(379,589)   $706,325
                                           =========  =========    ========    =========    ========


                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                               September 29, 2002
                                   (Thousands)

                                                                      Non-
                                            Parent   Guarantor      Guarantor   Elim-
                                           Company  Subsidiaries   Subsidiary   inations   Consolidated
                                          --------- ------------- ------------ ----------- ------------
ASSETS
Current Assets:
  Cash and cash equivalents............     $      8    $56,591    $      -      $   -       $56,599
  Accounts receivable, trade, net.........     8,796     19,439           -                   28,235
  Accounts receivable, other..............     1,709      1,389      87,904                   91,002
  Inventories.............................    83,985     43,990           -                  127,975
  Other current assets....................       658      2,978           -                    3,636
                                            ---------   --------    --------    ---------    --------
    Total Current Assets..................    95,156    124,387      87,904           -      307,447

Investment in subsidiaries................   462,042          -           -     (462,042)          -
Intercompany loans including accrued
  interest................................    72,071    (72,071)          -                        -
Due from(to)subsidiaries, net.............  (229,432)   226,499       2,933                        -
Property, plant and equipment, net........    35,459    303,479           -                  338,938
Excess of cost over net assets of
  businesses acquired, net................    40,080     23,214           -                   63,294
Deferred income tax benefits..............    13,420          -           -                   13,420
Tax receivable from parent corporations...    10,250          -           -                   10,250
Other noncurrent assets...................    13,377     15,199           -                   28,576
                                           ---------  ---------    --------    ---------    --------
Total Assets.............................. $ 512,423  $ 620,707    $ 90,837    $(462,042)   $761,925
                                           =========  =========    ========    =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.... $  34,747  $  20,491    $      -    $       -    $ 55,238
  Accounts payable........................    30,303     41,873           -                   72,176
  Payable to related parties..............     1,433     12,931           -                   14,364
  Accrued liabilities.....................    22,236     30,857           -                   53,093
  Reserve for product warranty claims.....    14,900          -           -                   14,900
                                           ---------  ---------    --------    ---------    --------
    Total Current Liabilities.............   103,619    106,152           -            -     209,771

Long-term debt less current maturities....   404,015    142,526           -                  546,541
Reserve for product warranty claims.......    18,985        624           -                   19,609
Other liabilities.........................    13,399        200           -                   13,599
                                           ---------  ---------    --------    ---------    --------
Total Liabilities.........................   540,018    249,502           -            -     789,520
Total Stockholders' Equity (Deficit)......   (27,595)   371,205      90,837     (462,042)    (27,595)
                                           ---------  ---------    --------    ---------    --------
Total Liabilities and Stockholders'
    Equity (Deficit) ..................... $ 512,423  $ 620,707    $ 90,837    $(462,042)   $761,925
                                           =========  =========    ========    =========    ========


                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                      Nine Months Ended September 30, 2001
                                   (Thousands)

                                                                                  Non-
                                                       Parent     Guarantor     Guarantor
                                                      Company    Subsidiaries  Subsidiary  Consolidated
                                                      -------    ------------  ----------  ------------
Cash and cash equivalents, beginning of period....... $  9,741    $  73,006    $       -    $ 82,747
                                                      --------    ---------    ---------    --------
Cash provided by (used in) operating activities:
Net income (loss)....................................   (1,328)      23,041                   21,713
Adjustments to reconcile net income(loss)to net
  cash provided by (used in) operating activities:
    Depreciation.....................................    2,057       24,812                   26,869
    Goodwill and other amortization..................    2,261          540                    2,801
    Deferred income taxes............................   11,927            -                   11,927
    Noncash interest charges.........................    2,415          922                    3,337
(Increase) decrease in working capital items.........  (60,211)       9,194      (72,723)   (123,740)
Decrease in product warranty claims..................   (5,196)        (604)                  (5,800)
Proceeds from sale of accounts receivable............   49,999            -                   49,999
Change in net receivable from/payable to
  related parties/parent corporations................   (5,840)     (61,158)      72,723       5,725
Other, net...........................................     (575)      (1,829)                  (2,404)
                                                       --------     --------    ---------    --------
Net cash used in operating activities................   (4,491)      (5,082)           -      (9,573)
                                                       --------     --------    ---------    --------
Cash provided by (used in) investing activities:
  Capital expenditures...............................     (338)     (11,168)                 (11,506)
                                                       --------     --------    ---------    --------
Net cash used in investing activities................     (338)     (11,168)           -     (11,506)
                                                       --------     --------    ---------    --------

Cash provided by (used in) financing activities:
  Decrease in borrowings under revolving
    credit facility..................................   (2,000)           -                   (2,000)
  Repayments of long-term debt.......................     (147)      (4,598)                  (4,745)
  Distributions to parent corporations...............   (1,899)           -                   (1,899)
  Financing fees and expenses........................     (865)        (507)                  (1,372)
                                                       --------     --------    ---------    --------
Net cash used in financing activities................   (4,911)      (5,105)           -     (10,016)
                                                       --------     --------    ---------    --------
Net change in cash and cash equivalents..............   (9,740)     (21,355)           -     (31,095)
                                                       --------     --------    ---------    --------
Cash and cash equivalents, end of period.............  $      1    $  51,651     $     -     $51,652
                                                       ========    =========    =========    ========

                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                      Nine Months Ended September 29, 2002
                                   (Thousands)

                                                                                  Non-
                                                        Parent    Guarantor     Guarantor
                                                       Company   Subsidiaries   Subsidiary   Consolidated
                                                      ---------  ------------   ----------   ------------
Cash and cash equivalents, beginning of period....... $     133   $  46,254     $       -     $ 46,387
                                                      ---------   ---------     ---------     --------
Cash provided by (used in) operating activities:
Net income...........................................     7,450      28,624                     36,074
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation.....................................     1,860      26,895                     28,755
    Goodwill and other amortization..................         -       1,542                      1,542
    Deferred income taxes............................    19,504           -                     19,504
    Noncash interest charges.........................     2,715       1,011                      3,726
(Increase) decrease in working capital items.........   (20,314)      2,039       (54,967)     (73,242)
Increase (decrease) in product warranty claims.......    (3,373)        241                     (3,132)
Proceeds from sale of accounts receivable............    15,274           -                     15,274
Change in net receivable from/payable to
  related parties/parent corporations................   (20,734)    (30,029)       54,967        4,204
Other, net...........................................       577        (672)                       (95)
                                                       ---------   ---------     ---------     --------
Net cash provided by (used in) operating activities..     2,959      29,651             -       32,610
                                                       ---------   ---------     ---------     --------

Cash provided by (used in) investing activities:
  Capital expenditures...............................      (832)    (14,997)                   (15,829)
                                                       ---------   ---------     ---------     --------
Net cash used in investing activities................      (832)    (14,997)            -      (15,829)
                                                       ---------   ---------     ---------     --------

Cash provided by (used in) financing activities:
  Repayments of long-term debt.......................         -      (4,317)                    (4,317)
  Distributions to parent corporations...............    (1,945)          -                     (1,945)
  Loan to parent corporation.........................       (85)          -                        (85)
  Financing fees and expenses........................      (222)          -                       (222)
                                                       ---------   ---------     ---------     --------
Net cash used in financing activities................    (2,252)     (4,317)            -       (6,569)
                                                       ---------   ---------     ---------     --------
Net change in cash and cash equivalents..............      (125)     10,337             -       10,212
                                                      ---------   ---------      ---------     --------
Cash and cash equivalents, end of period.............  $      8   $  56,591     $       -     $ 56,599
                                                       =========   =========     =========     ========

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations -  Third Quarter 2002 Compared With
                         Third Quarter 2001

     We recorded net income in the third quarter of 2002 of $15.7 million compared with net income of $16.9 million in the third quarter of 2001. The decline in net earnings in the third quarter of 2002 was primarily due to lower operating income partially offset by lower interest expense.

     Net sales for the third quarter of 2002 were $357.1 million, a decrease from last year's net sales of $376.3 million, with the decline primarily due to lower net sales of residential roofing products. The decrease in net sales of residential roofing products in the third quarter of 2002 reflected lower unit volumes as the harsh winter in 2001 caused a delay in demand in colder climates resulting in unusually strong sales in the third quarter of 2001, partially offset by slightly higher average selling prices. Net sales of commercial roofing products for the third quarter of 2002 were relatively flat compared to 2001.

     Operating income in the third quarter of 2002 was $40.1 million compared with $43.6 million in the third quarter of 2001. The decrease in operating income was primarily attributable to lower net sales of residential roofing products, as discussed above. The third quarter of 2002 also reflected lower manufacturing costs and lower selling, general and administrative expenses that essentially offset the impact of higher asphalt costs due to higher oil prices. As a result of the initial adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill amortization, which amounted to $0.5 million in the third quarter of 2001, no longer is being amortized in 2002.

     Interest expense for the third quarter of 2002 decreased to $13.8 million from $15.1 million for the same period in 2001, primarily due to lower average borrowings and a lower average interest rate. Other expense, net was $1.8 million for the third quarter of 2002 compared with $1.8 million for the same period in 2001.

Results of Operations - Nine Months 2002 Compared With
                        Nine Months 2001

     For the first nine months of 2002, we recorded net income of $36.1 million compared with net income of $21.7 million in the first nine months of 2001, representing an increase of 66.4%. The increased net earnings in 2002 was primarily the result of higher operating income on higher net sales and lower manufacturing costs together with lower interest expense.

     Net sales for the first nine months of 2002 were $1,045.8 million, compared with $996.2 million in the same period of 2001, representing an increase of 5.0%. Net sales gains of residential roofing products were partially offset by lower net sales of commercial roofing products. The increase in net sales of residential roofing products reflected higher average selling prices and higher unit volumes, while the decline in net sales of commercial roofing products was attributable to lower average selling prices and slightly lower unit volumes.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

     Operating income for the first nine months of 2002 was $104.1 million compared with $85.4 million in 2001, representing an increase of 21.9%. The increase in operating income was primarily attributable to higher net sales of residential roofing products together with lower manufacturing costs, partially offset by higher selling, general and administrative expenses and lower net sales of commercial roofing products. As a result of the adoption of SFAS No. 142, goodwill amortization, which amounted to $1.5 million in the first nine months of 2001, no longer is being amortized in 2002.

     Interest expense for the first nine months of 2002 decreased to $41.5 million from $45.7 million for the same period in 2001, primarily due to lower average borrowings and a lower average interest rate. Other expense, net was $6.1 million for the first nine months of 2002 compared with $5.3 million for the same period in 2001.


Liquidity and Financial Condition

     Net cash inflow during the first nine months of 2002 was $16.8 million, before financing activities, and included $32.6 million of cash generated from operations and the reinvestment of $15.8 million for capital programs.

     Cash invested in additional working capital totaled $73.2 million during the first nine months of 2002, primarily reflecting seasonal increases in accounts receivable of $71.3 million and $25.7 million in inventories, partially offset by a $23.5 million increase in accounts payable and accrued liabilities. Cash from operating activities also included $15.3 million of net proceeds from the sale of accounts receivable to a third party in connection with our Accounts Receivable Securitization Agreement and a $4.2 million net increase in the net payable to related parties/parent corporations.

     Net cash used in financing activities totaled $6.6 million during the first nine months of 2002, reflecting $4.3 million in repayments of long-term debt,$2.0 million of distributions and loans to our parent corporations, and $0.2 million in financing fees and expenses.

     As a result of the foregoing factors, cash and cash equivalents increased by $10.2 million during the first nine months of 2002 to $56.6 million.

     On October 4, 2002, the Company exercised an Early Buyout Option amounting to $9.4 million in connection with its sale-leaseback of certain equipment located at its Baltimore, Maryland roofing facility which had been accounted for as a capital lease. See Note 4 to Consolidated Financial Statements.

     See Note 2 to Consolidated Financial Statements for information regarding contingencies.

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


                     Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                      ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." There were no material changes in such information as of September 29, 2002 and there was no hedging activity in the nine months ended September 29, 2002.

                     Item 4.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer are responsible for the design, maintenance and effectiveness of disclosure controls and procedures (as defined in the Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934).

     The effectiveness of the disclosure controls and procedures have been evaluated by the Chief Executive Officer and Chief Financial Officer within 90 days of the filing date of this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are adequate and effective.

     There have been no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation in connection with the preparation of this quarterly report on Form 10-Q.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

     As of September 29, 2002, approximately 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America ("BMCA"). See Note 2 to Consolidated Financial Statements above. By order dated June 22, 2001, the bankruptcy court overseeing the G-I Holdings bankruptcy ordered a preliminary injunction barring the prosecution of any existing or future asbestos claims against BMCA.



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) No Reports on Form 8-K were filed during the quarter ended September 29, 2002.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BUILDING MATERIALS CORPORATION OF AMERICA
                                    BUILDING MATERIALS MANUFACTURING CORPORATION


DATE:  November 13, 2002            BY: /s/ John F. Rebele
       -----------------            --------------------------------------------
                                    John F. Rebele
                                    Senior Vice President
                                    and Chief Financial Officer
                                    (Principal Financial Officer)



DATE:  November 13, 2002            BY: /s/ James T. Esposito
       -----------------            --------------------------------------------
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


                                       BUILDING MATERIALS INVESTMENT CORPORATION



DATE:  November 13, 2002               BY: /s/John F. Rebele
       -----------------               -----------------------------------------
                                       John F. Rebele
                                       Senior Vice President
                                       and Chief Financial Officer
                                       (Principal Financial and
                                       and Accounting Officer)

                                  CERTIFICATION

I, William W. Collins, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Building Materials Corporation of America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated theeffectiveness of theregistrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 13, 2002


/s/ William W. Collins
--------------------------------------------
Name: William W. Collins
Title: Chief Executive Officer and President

                                  CERTIFICATION


I, John F. Rebele, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Building Materials Corporation of America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed suchdisclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002


/s/ John F. Rebele
--------------------------------------
Name: John F. Rebele
Title: Senior Vice President and
       Chief Financial Officer