Form 10-Q
period 2003-06-29
BUILDING MATERIALS INVESTMENT CORP; BUILDING MATERIALS CORP OF AMERICA; BUILDING MATERIALS MANUFACTURING CORP
filed 2003-08-13
CIK 1078820, 927314, 1078706

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 29, 2003

                                       OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-81808


                    BUILDING MATERIALS CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)


           Delaware                                            22-3276290
(State or Other Jurisdiction of                              (IRS Employer
 Incorporation or Organization)                            Identification No.)


 1361 Alps Road, Wayne, New Jersey                               07470
(Address of Principal Executive Offices)                       (Zip Code)


                                 (973) 628-3000
              (Registrant's telephone number, including area code)

                                      None
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   YES / /  NO /X/

As of August 13, 2003, 1,015,010 shares of Class A Common Stock, $.001 par value, and 15,000 shares of Class B Common Stock, $.001 par value, of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of August 13, 2003, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. As of August 13, 2003, no shares of the registrant or the additional registrants were held by non-affiliates.

                             ADDITIONAL REGISTRANTS


                                  State or other                                                Address, including zip code and
                                  jurisdiction of                      Commission File No./     telephone number, including area
Exact name of registrant as       incorporation or     No. of Shares     I.R.S. Employer        code, of registrant's principal
specified in its charter            organization        Outstanding     Identification No.              executive offices
------------------------            ------------        -----------     ------------------              -----------------
Building Materials                    Delaware               10            333-69749-01/                  1361 Alps Road
  Manufacturing Corporation                                                  22-3626208                  Wayne, NJ 07470
                                                                                                          (973) 628-3000


Building Materials                    Delaware               10            333-69749-02/               300 Delaware Avenue
  Investment Corporation                                                     22-3626206                     Suite 303
                                                                                                       Wilmington, DE 19801
                                                                                                          (302) 427-5960


                         Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                    BUILDING MATERIALS CORPORATION OF AMERICA

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                          Second Quarter Ended                         Six Months Ended
                                                          --------------------                        -----------------
                                                      June 30,             June 29,               June 30,           June 29,
                                                        2002                 2003                   2002               2003
                                                      --------             --------               --------           --------
                                                                                     (Thousands)
Net Sales.............................                $369,398             $410,317               $688,651           $749,254
                                                      --------             --------               --------           --------
Costs and expenses, net:
  Cost of products sold...............                 251,305              284,786                481,237            530,729
  Selling, general and administrative.                  74,729               83,198                143,457            155,540
  Gain on sale of assets..............                       -               (5,739)                   -               (5,739)
                                                      --------             --------               --------           --------
     Total costs and expenses, net....                 326,034              362,245                624,694            680,530
                                                      --------             --------               --------           --------
Operating income......................                  43,364               48,072                 63,957             68,724
Interest expense......................                 (14,004)             (13,842)               (27,750)           (27,299)
Other expense, net....................                  (2,111)              (2,655)                (4,395)            (4,276)
                                                      --------             --------               --------           --------
Income before income taxes............                  27,249               31,575                 31,812             37,149
Income tax provision..................                  (9,809)             (11,367)               (11,452)           (13,374)
                                                      --------             --------               --------           --------
Net income............................                $ 17,440             $ 20,208               $ 20,360           $ 23,775
                                                      ========             ========               ========           ========








The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                     CONSOLIDATED BALANCE SHEETS (Unaudited)

                (Dollars in thousands, except per share amounts)

                                                                    December 31,                 June 29,
                                                                        2002                      2003
Current Assets:                                                      ---------                  ---------
  Cash and cash equivalents........................                  $  96,173                   $ 10,435
  Accounts receivable, trade, less allowance
        of $1,484 and $1,539 in 2002 and 2003,
        respectively...............................                     21,901                     31,202
  Accounts receivable, other.......................                     41,924                    135,012
  Inventories......................................                    119,482                    173,470
  Other current assets.............................                      3,543                      7,233
                                                                     ---------                  ---------
    Total Current Assets...........................                    283,023                    357,352
Property, plant and equipment, net.................                    346,116                    338,152
Excess of cost over net assets of businesses
  acquired, net of accumulated amortization
  of $16,370 in 2002 and 2003, respectively........                     63,294                     63,294
Deferred income tax benefits.......................                     15,330                      2,320
Tax receivable from parent corporations............                     10,250                     10,250
Other noncurrent assets............................                     25,386                     24,068
                                                                     ---------                  ---------
Total Assets.......................................                  $ 743,399                  $ 795,436
                                                                     =========                  =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt.............                    $45,326                  $  45,532
  Accounts payable.................................                     73,220                     91,231
  Payable to related parties.......................                     12,621                     16,392
  Accrued liabilities..............................                     50,917                     58,765
  Reserve for product warranty claims..............                     14,900                     14,900
                                                                     ---------                  ---------
  Total Current Liabilities........................                    196,984                    226,820
                                                                     ---------                  ---------
Long-term debt less current maturities.............                    545,802                    544,127
                                                                     ---------                  ---------
Reserve for product warranty claims................                     18,387                     17,366
                                                                     ---------                  ---------
Other liabilities..................................                     13,347                     14,534
                                                                     ---------                  ---------
Stockholders' Equity (Deficit):
  Series A Cumulative Redeemable Convertible
    Preferred Stock, $.01 par value per share;                               -                          -
    400,000 shares authorized; no shares issued....
  Class A Common Stock, $.001 par value per share,
    1,300,000 shares authorized; 1,015,010 shares
    issued and outstanding.........................                          1                          1
  Class B Common Stock, $.001 par value per share;
    100,000 shares authorized; 15,000 shares
    issued and outstanding.........................                          -                          -
  Loan receivable from parent corporation..........                     (2,648)                    (2,699)
  Accumulated deficit..............................                    (28,474)                    (4,713)
                                                                     ---------                  ---------
    Total Stockholders' Equity (Deficit) ..........                    (31,121)                    (7,411)
                                                                     ---------                  ---------
Total Liabilities and Stockholders'
   Equity (Deficit)................................                  $ 743,399                  $ 795,436
                                                                     =========                  =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                  Six Months Ended
                                                                               ----------------------
                                                                           June 30,                June 29,
                                                                             2002                    2003
                                                                           --------                --------
                                                                                     (Thousands)
Cash and cash equivalents, beginning of period.........                    $ 46,387                $ 96,173
                                                                           --------                --------
Cash used in operating activities:
  Net income...........................................                      20,360                  23,775
  Adjustments to reconcile net income to
   net cash used in operating activities:
      Gain on sale of assets...........................                           -                  (5,739)
      Depreciation.....................................                      18,971                  19,288
      Amortization.....................................                         952                   1,016
      Deferred income taxes............................                      10,927                  13,010
      Noncash interest charges.........................                       2,494                   2,573
  Increase in working capital items....................                     (82,322)               (143,818)
  Decrease in reserve for product warranty claims......                      (1,875)                 (1,021)
  Proceeds from sale of accounts receivable............                      15,300                   9,612
  Change in net receivable from/payable to related
    parties/parent corporations........................                       5,249                   3,771
  Other, net...........................................                         353                     726
                                                                           --------                --------
Net cash used in operating activities..................                      (9,591)                (76,807)
                                                                           --------                --------
Cash used in investing activities:
  Capital expenditures.................................                     (10,236)                (15,151)
  Proceeds from sale of assets.........................                           -                   9,315
                                                                           --------                --------
Net cash used in investing activities..................                     (10,236)                 (5,836)
                                                                           --------                --------
Cash used in financing activities:
  Repayments of long-term debt.........................                      (2,801)                 (1,893)
  Distributions to parent corporations.................                        (145)                    (15)
  Loan to parent corporation...........................                         (57)                    (51)
  Financing fees and expenses..........................                        (221)                 (1,136)
                                                                           --------                --------
Net cash used in financing activities..................                      (3,224)                 (3,095)
                                                                           --------                --------
Net decrease in cash and cash equivalents..............                     (23,051)                (85,738)
                                                                           --------                --------
Cash and cash equivalents, end of period...............                    $ 23,336                $ 10,435
                                                                           ========                ========
Supplemental Cash Flow Information:
  Cash paid during the period for:
   Interest (net of amount capitalized)................                    $ 25,256                $ 24,975
   Income taxes........................................                       1,450                     208


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BUILDING MATERIALS CORPORATION OF AMERICA

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

           Building Materials Corporation of America ("BMCA" or the "Company") was formed on January 31, 1994 and is a wholly-owned subsidiary of BMCA Holdings Corporation ("BHC"), which is a wholly-owned subsidiary of G-I Holdings Inc. ("G-I Holdings"). G-I Holdings is a wholly-owned subsidiary of G Holdings Inc. The consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at June 29, 2003, and the results of operations and cash flows for the periods ended June 30, 2002 and June 29, 2003. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K").


Note 1.   Inventories

           Inventories consist of the following:
                                                    December 31,    June 29,
                                                       2002           2003
                                                    -----------     --------

                                                           (Thousands)

           Finished goods .......................   $ 80,911        $120,196
           Work-in-process ......................     11,850          11,003
           Raw materials and supplies ...........     30,068          45,644
                                                    --------        --------
           Total ................................    122,829         176,843
           Less LIFO reserve ....................     (3,347)         (3,373)
                                                    --------        --------
           Inventories ..........................   $119,482        $173,470
                                                    ========        ========

Note 2.   Contingencies

Asbestos Litigation Against G-I Holdings

           In connection with its formation, the Company contractually assumed and agreed to pay the first $204.4 million of liabilities for asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") of its parent, G-I Holdings. As of March 30, 1997, the Company had paid all of its assumed asbestos-related liabilities. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to Asbestos Claims. This proceeding remains pending.

           Claimants in the G-I Holdings bankruptcy, including judgment creditors, might seek to satisfy their claims by asking the bankruptcy court to require the sale of G-I Holdings' assets, including its holdings of BMCA Holdings Corporation's common stock and its indirect holdings of the Company's common stock. Such action could result in a change of control of the Company. In addition, those creditors may seek to file Asbestos Claims against the Company (with approximately 1,900 alleged Asbestos Claims having been filed against the Company as of June 29, 2003). The Company believes that it will not sustain any liability in connection with these or any other asbestos-related claims.

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 2.   Contingencies (Continued)

           On February 2, 2001, the United States Bankruptcy Court for the District of New Jersey issued a temporary restraining order enjoining any existing or future claimant from bringing or prosecuting an Asbestos Claim against the Company. By oral opinion, on June 22, 2001, and written order entered February 22, 2002, the court converted the temporary restraints into a preliminary injunction, prohibiting the bringing or prosecution of any such Asbestos Claim against the Company. On February 7, 2001, G-I Holdings and BMCA filed an action in the United States Bankruptcy Court for the District of New Jersey seeking a declaratory judgment that BMCA has no successor liability for Asbestos Claims against G-I Holdings and that it is not the alter ego of G-I Holdings (the "BMCA Action"). On May 13, 2003, the United States District Court for the District of New Jersey overseeing the G-I Holdings' Bankruptcy Court withdrew the reference of the BMCA Action from the Bankruptcy Court, and this matter will be heard by the District Court directly. The BMCA Action is in the pretrial discovery stage, and as a result, it is not possible to predict its outcome, although the Company believes its claims are meritorious. While the Company cannot predict whether any additional Asbestos Claims will be asserted against it, or the outcome of any litigation relating to those claims, the Company believes that it has meritorious defenses to any claim that it has asbestos-related liability, although there can be no assurances in this regard.

           On or about February 8, 2001, a creditors' committee established in G-I Holdings' bankruptcy case filed a complaint in the United States Bankruptcy Court, District of New Jersey against G-I Holdings and the Company. The complaint requests substantive consolidation of BMCA with G-I Holdings or an order directing G-I Holdings to cause BMCA to file for bankruptcy protection. BMCA and G-I Holdings intend to vigorously defend the lawsuit. The plaintiffs also filed for interim relief absent the granting of their requested relief described above. On March 21, 2001, the bankruptcy court denied plaintiffs' application for interim relief. In November 2002, the creditors' committee, joined in by the legal representative of future demand holders, filed a motion for appointment of a trustee in the G-I Holdings' bankruptcy. In December 2002, the bankruptcy court denied the motion. The creditors' committee appealed such ruling to the United States District Court which denied such appeal on June 27, 2003. On July 25, 2003, the creditors' committee filed an appeal of the District Court's ruling to the Third Circuit Court of Appeals, which matter remains pending.

           For a further discussion with respect to the history of the foregoing litigation and asbestos-related matters, see Item 3,"Legal Proceedings," and Notes 5, 12 and 17 to Consolidated Financial Statements contained in the Company's 2002 Form 10-K.

Environmental Litigation

           The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, and similar state laws, in which recovery is sought for the cost of cleanup of

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 2.   Contingencies (Continued)

contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. The Company refers to these proceedings and lawsuits as "Environmental Claims". At most sites, the Company anticipates that liability will be apportioned among the companies found to be responsible for the presence of hazardous substances at the site. The Company believes that the ultimate disposition of such matters will not, individually or in the aggregate, have a material adverse effect on the liquidity, financial position or results of operations of the Company.

           For further information regarding environmental matters and other litigation, reference is made to Item 3, "Legal Proceedings" contained in the Company's 2002 Form 10-K.

Tax Claim Against G-I Holdings

           The Company and certain of its subsidiaries were members of the consolidated group (the "G-I Holdings Group") for Federal income tax purposes that included G-I Holdings in certain prior years and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years.

           On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings' bankruptcy. If such proof of claim is sustained, the Company and/or certain of the Company's subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for a portion of those taxes and interest. G-I Holdings has filed an objection to the proof of claim. If the IRS were to prevail for the years in which the Company and/or certain of its subsidiaries were part of the G-I Holdings Group, the Company would be severally liable for approximately $40.0 million in taxes plus interest, although this calculation is subject to uncertainty depending upon various factors including G-I Holdings' ability to satisfy its tax liabilities and the application of tax credits and deductions.

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 3.    New Accounting Pronouncements

           In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as: a financial standby letter of credit; a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party; and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002; however, the Company provides product warranties, which are only subject to the disclosure requirements under FIN 45. (See table below.) A subsidiary's guarantee of the debt of its parent is not subject to the initial recognition and measurement provisions of FIN 45 but are subject to its disclosure requirements. The Company has adopted the disclosure requirements of FIN 45 and applied the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002, and noted no material effect on the financial condition or results of operations of the Company.

           The reserve for product warranty claims consists of the following for the second quarter and six months ended June 30, 2002 and June 29, 2003, respectively:

                                                 Second Quarter Ended                       Six Months Ended
                                                 --------------------                     --------------------
                                              June 30,           June 29,             June 30,            June 29,
                                               2002                2003                 2002                2003
                                             --------            --------             --------            --------
                                                                          (Thousands)
Beginning balance...................         $ 36,644            $ 33,184             $ 37,641            $ 33,287
Charged to cost of products sold....            5,188               5,215               10,499               9,551
Deductions..........................           (6,152)             (6,133)             (12,375)            (10,572)
Other...............................               85                   -                    -                   -
                                             --------            --------             --------            --------
Ending balance......................         $ 35,765            $ 32,266             $ 35,765            $ 32,266
                                             ========            ========             ========            ========

           In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for any entity that voluntarily

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 3.  New Accounting Pronouncements (Continued)

changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends Accounting Principles Board Opinion No. 28 "Interim Financial Reporting" ("APB No. 28"), to require disclosures about those effects in interim financial information beginning with the Company's first quarter ended March 30, 2003. The Company currently accounts for its long-term incentive units granted to certain employees under the accounting prescribed by applying FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans" ("FIN 28"), which requires an entity to measure compensation as the amount by which the Book Value of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company expects to continue to account for its long-term incentive units under the accounting prescribed by FIN 28 and has adopted the additional disclosure provisions of SFAS No. 148. Compensation expense for such incentive units was $0.7 and $0.8 million for the second quarter ended June 30, 2002 and June 29, 2003, respectively, and $1.4 and $1.5 million for the six months ended June 30, 2002 and June 29, 2003, respectively. The Company's pro forma net income under SFAS No. 123 would have been the same as actual net income.

Note 4.  Sale of Assets

           In May 2003, the Company sold property in Ontario, California for net cash proceeds of approximately $9.3 million, which resulted in a pre-tax gain of approximately $5.7 million.

Note 5.  Subsequent Events

           On July 9, 2003, the Company entered into a new $350 million Senior Secured Credit Facility (the "New Credit facility"). The initial borrowings under the New Credit facility were primarily used to repay amounts outstanding under its existing $210 million Secured Revolving Credit facility due August 2003, to repay the $115 million Accounts Receivable Securitization Agreement due December 2004 and to repay the $7 million Precious Metals Note due August 2003. The New Credit facility has a final maturity date of November 15, 2006, subject to certain conditions, and is secured by substantially all assets of the Company. Availability under the New Credit facility is based upon eligible Accounts Receivable, Inventory and Property, Plant and Equipment, as defined, and includes a sublimit for letters of credit of $100 million. The New Credit facility bears interest at a floating rate based on the lenders' Base Rate, the Federal Funds rate or the Eurodollar rate, each as defined.

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 5.  Subsequent Events (Continued)

           On June 30, 2003, the Company exercised an Early Buyout Option on certain leased machinery and equipment located at its Chester, South Carolina glass mat manufacturing facility for $19.7 million. Concurrent with entering the New Credit facility, the Company refinanced the Chester, South Carolina machinery and equipment with a new $19.7 million secured facility due July 2010.

           The Company makes loans to, and borrows from, its parent corporations from time to time at prevailing market rates. On July 1, 2003, the Company loaned BMCA Holdings Corporation $37.8 million and on July 9, 2003, BMCA Holdings Corporation loaned the Company $37.8 million.

Note 6.  Guarantor Financial Information

           All of the Company's subsidiaries, other than BMCA Receivables Corporation, are guarantors under the Company's consolidated and restated $210 million Credit Agreement, the 10 1/2% Senior Notes due 2003, the 7 3/4% Senior Notes due 2005, the 8 5/8% Senior Notes due 2006, the 8% Senior Notes due 2007 (the "2007 Notes"), and the 8% Senior Notes due 2008. These guarantees are full, unconditional and joint and several. In addition, Building Materials Manufacturing Corporation ("BMMC"), a wholly-owned subsidiary of the Company, is a co-obligor on the 2007 Notes.

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

           Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiary. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto. Separate financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiary is not included herein, because management has determined that such information is not material to investors.

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 6. Guarantor Financial Information - (Continued)

                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                       Second Quarter Ended June 30, 2002
                                   (Thousands)
                                   (Unaudited)

                                                                Parent          Guarantor
                                                                Company        Subsidiaries       Eliminations       Consolidated
                                                                -------        ------------       ------------       ------------
Net Sales...............................................       $ 335,629         $  33,769         $       -           $ 369,398

Intercompany net sales..................................          16,901           232,748          (249,649)                  -
                                                               ---------         ---------         ---------           ---------

  Total net sales.......................................         352,530           266,517          (249,649)            369,398
                                                               ---------         ---------         ---------           ---------

Cost and expenses:

  Costs of products sold................................         264,010           236,944          (249,649)            251,305

  Selling, general and administrative...................          56,034            18,695                                74,729

  Transition service agreement (income) expense.........              25               (25)                                    -
                                                               ---------         ---------         ---------           ---------

  Total costs and expenses..............................         320,069           255,614          (249,649)            326,034
                                                               ---------         ---------         ---------           ---------

Operating Income........................................          32,461            10,903                 -              43,364


Equity in earnings of subsidiaries......................          10,949                 -           (10,949)                  -

Intercompany licensing income (expense), net............         (10,069)           10,069                                     -

Interest expense........................................          (9,937)           (4,067)                              (14,004)

Other income (expense), net.............................          (2,314)              203                                (2,111)
                                                               ---------         ---------         ---------           ---------

Income before income taxes..............................          21,090            17,108           (10,949)             27,249

Income taxes............................................          (3,650)           (6,159)                               (9,809)
                                                               ---------         ---------         ---------           ---------

Net income..............................................       $  17,440         $  10,949         $ (10,949)          $  17,440
                                                               =========         =========         =========           =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 6. Guarantor Financial Information - (Continued)

                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                       Second Quarter Ended June 29, 2003
                                   (Thousands)
                                   (Unaudited)

                                                                Parent           Guarantor
                                                                Company         Subsidiaries       Eliminations        Consolidated
                                                                -------         ------------       ------------        ------------
Net Sales...............................................       $ 379,853         $  30,464           $       -           $ 410,317

Intercompany net sales..................................          21,770           272,031            (293,801)                  -
                                                               ---------         ---------           ---------           ---------

  Total net sales.......................................         401,623           302,495            (293,801)            410,317
                                                               ---------         ---------           ---------           ---------

Cost and expenses, net:

  Costs of products sold................................         312,203           266,384            (293,801)            284,786

  Selling, general and administrative...................          64,894            18,304                                  83,198

  Gain on sale of assets................................               -            (5,739)                                 (5,739)

  Transition service agreement (income) expense.........              25               (25)                                      -
                                                               ---------         ---------           ---------           ---------

  Total costs and expenses, net.........................         377,122           278,924            (293,801)            362,245
                                                               ---------         ---------           ---------           ---------

Operating Income........................................          24,501            23,571                   -              48,072


Equity in earnings of subsidiaries......................          23,256                 -             (23,256)                  -

Intercompany licensing income (expense), net............         (16,065)           16,065                                       -

Interest expense........................................         (10,473)           (3,369)                                (13,842)

Other income (expense), net.............................          (2,726)               71                                  (2,655)
                                                               ---------         ---------           ---------           ---------

Income before income taxes..............................          18,493            36,338             (23,256)             31,575

Income tax (provision) benefit..........................           1,715           (13,082)                                (11,367)
                                                               ---------         ---------           ---------           ---------

Net income..............................................       $  20,208         $  23,256           $ (23,256)          $  20,208
                                                               =========         =========           =========           =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 6. Guarantor Financial Information - (Continued)

                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                         Six Months Ended June 30, 2002
                                   (Thousands)
                                   (Unaudited)

                                                                Parent           Guarantor
                                                                Company         Subsidiaries      Eliminations         Consolidated
                                                                -------         ------------      ------------         ------------
Net Sales...............................................       $ 629,931         $  58,720         $       -             $ 688,651

Intercompany net sales..................................          33,308           443,901          (477,209)                    -
                                                               ---------         ---------         ---------             ---------

  Total net sales.......................................         663,239           502,621          (477,209)              688,651
                                                               ---------         ---------         ---------             ---------

Cost and expenses:

  Costs of products sold................................         510,229           448,217          (477,209)              481,237

  Selling, general and administrative...................         107,472            35,985                                 143,457

  Transition service agreement (income) expense.........              50               (50)                                      -
                                                               ---------         ---------         ---------             ---------

  Total costs and expenses..............................         617,751           484,152          (477,209)              624,694
                                                               ---------         ---------         ---------             ---------

Operating Income........................................          45,488            18,469                 -                63,957


Equity in earnings of subsidiaries......................          18,837                 -           (18,837)                    -

Intercompany licensing income (expense), net............         (18,898)           18,898                                       -

Interest expense........................................         (19,520)           (8,230)                                (27,750)

Other income (expense), net.............................          (4,691)              296                                  (4,395)
                                                               ---------         ---------         ---------             ---------

Income before income taxes..............................          21,216            29,433           (18,837)               31,812

Income taxes............................................            (856)          (10,596)                                (11,452)
                                                               ---------         ---------         ---------             ---------

Net income..............................................       $  20,360         $  18,837         $ (18,837)            $  20,360
                                                               =========         =========         =========             =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 6. Guarantor Financial Information - (Continued)

                    Building Materials Corporation of America
                   Condensed Consolidating Statement of Income
                         Six Months Ended June 29, 2003
                                   (Thousands)
                                   (Unaudited)

                                                                Parent          Guarantor
                                                                Company        Subsidiaries        Eliminations        Consolidated
                                                                -------        ------------        ------------        ------------
Net Sales...............................................       $ 692,889         $  56,365           $       -           $ 749,254

Intercompany net sales..................................          39,943           511,907            (551,850)                  -
                                                               ---------         ---------           ---------           ---------

  Total net sales.......................................         732,832           568,272            (551,850)            749,254
                                                               ---------         ---------           ---------           ---------

Cost and expenses, net:

  Costs of products sold................................         581,021           501,558            (551,850)            530,729

  Selling, general and administrative...................         119,802            35,738                                 155,540

  Gain on sale of assets................................               -            (5,739)                                 (5,739)

  Transition service agreement (income) expense.........              50               (50)                                      -
                                                               ---------         ---------           ---------           ---------

  Total costs and expenses, net.........................         700,873           531,507            (551,850)            680,530
                                                               ---------         ---------           ---------           ---------

Operating Income........................................          31,959            36,765                   -              68,724


Equity in earnings of subsidiaries......................          37,967                 -             (37,967)                  -

Intercompany licensing income (expense), net............         (29,313)           29,313                                       -

Interest expense........................................         (20,333)           (6,966)                                (27,299)

Other income (expense), net.............................          (4,487)              211                                  (4,276)
                                                               ---------         ---------           ---------           ---------

Income before income taxes..............................          15,793            59,323             (37,967)             37,149

Income tax (provision) benefit..........................           7,982           (21,356)                                (13,374)
                                                               ---------         ---------           ---------           ---------

Net income..............................................       $  23,775         $  37,967           $ (37,967)          $  23,775
                                                               =========         =========           =========           =========

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 6.  Guarantor Financial Information - (Continued)


                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                                December 31, 2002
                                   (Thousands)
                                   (Unaudited)

                                                                                     Non-
                                                Parent          Guarantor         Guarantor            Elim-
                                               Company         Subsidiaries       Subsidiary         inations        Consolidated
                                               -------         ------------       ----------         --------        ------------
ASSETS
Current Assets:
  Cash and cash equivalents..............      $     60          $ 96,113           $     -         $       -          $ 96,173
  Accounts receivable, trade, net........         8,216            13,685                 -                              21,901
  Accounts receivable, other.............         6,294               845            34,785                              41,924
  Inventories............................        78,066            41,416                 -                             119,482
  Other current assets...................         1,575             1,968                 -                               3,543
                                               --------          --------           -------         ---------          --------
    Total Current Assets.................        94,211           154,027            34,785                             283,023

Investment in subsidiaries...............       437,856                 -                 -          (437,856)                -
Intercompany loans including accrued
  interest...............................        59,903           (59,903)                -                                   -
Due from (to) subsidiaries, net..........      (195,599)          192,889             2,710                                   -
Property, plant and equipment, net.......        36,075           310,041                 -                             346,116
Excess of cost over net assets of
  business acquired, net.................        40,080            23,214                 -                              63,294
Deferred income tax benefits.............        15,330                 -                 -                              15,330
Tax receivable from parent corporations..        10,250                 -                 -                              10,250
Other assets.............................         6,486            18,900                 -                              25,386
                                               --------          --------           -------         ---------          --------
Total Assets.............................      $504,592          $639,168           $37,495         $(437,856)         $743,399
                                               ========          ========           =======         =========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt...      $ 34,820          $ 10,506           $     -         $       -          $ 45,326
  Accounts payable.......................        29,249            43,971                 -                              73,220
  Payable to related parties, net........         2,788             9,833                 -                              12,621
  Accrued liabilities....................        18,802            32,115                 -                              50,917
  Reserve for product warranty claims....        14,900                 -                 -                              14,900
                                               --------          --------           -------         ---------          --------
    Total Current Liabilities............       100,559            96,425                 -                             196,984

Long-term debt less current maturities...       404,071           141,731                 -                             545,802
Reserve for product warranty claims......        17,935               452                 -                              18,387
Other liabilities........................        13,148               199                 -                              13,347
                                               --------          --------           -------         ---------          --------
Total Liabilities........................       535,713           238,807                 -                             774,520

Total Stockholders' Equity (Deficit).....       (31,121)          400,361            37,495          (437,856)          (31,121)
                                               --------          --------           -------         ---------          --------
Total Liabilities and Stockholders'
     Equity (Deficit) ...................      $504,592          $639,168           $37,495         $(437,856)         $743,399
                                               ========          ========           =======         =========          ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 6.  Guarantor Financial Information - (Continued)


                    Building Materials Corporation of America
                      Condensed Consolidating Balance Sheet
                                  June 29, 2003
                                   (Thousands)
                                   (Unaudited)

                                                                                      Non-
                                                Parent         Guarantor            Guarantor        Elim-
                                                Company      Subsidiaries          Subsidiary      inations         Consolidated
                                                -------      ------------          ----------      --------         ------------
ASSETS
Current Assets:
  Cash and cash equivalents..............      $     13         $ 10,422            $      -       $       -            $ 10,435
  Accounts receivable, trade, net........        11,062           20,140                   -                              31,202
  Accounts receivable, other.............         5,271              843             128,898                             135,012
  Inventories............................       115,189           58,281                   -                             173,470
  Other current assets...................         3,483            3,750                   -                               7,233
                                               --------         --------            --------       ---------            --------
    Total Current Assets.................       135,018           93,436             128,898                             357,352

Investment in subsidiaries...............       569,996                -                   -        (569,996)                  -
Intercompany loans including accrued
  interest...............................        53,249          (53,249)                  -                                   -
Due from (to) subsidiaries, net..........      (307,055)         304,286               2,769                                   -
Property, plant and equipment, net.......        36,990          301,162                   -                             338,152
Excess of cost over net assets of
  business acquired, net.................        40,080           23,214                   -                              63,294
Deferred income tax benefits.............         2,320                -                   -                               2,320
Tax receivable from parent corporations..        10,250                -                   -                              10,250
Other assets.............................         6,386           17,682                   -                              24,068
                                               --------         --------            --------       ---------            --------
Total Assets.............................      $547,234         $686,531            $131,667       $(569,996)           $795,436
                                               ========         ========            ========       =========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt...      $ 34,966         $ 10,566            $      -       $       -            $ 45,532
  Accounts payable.......................        42,312           48,919                   -                              91,231
  Payable to related parties, net........         2,820           13,572                   -                              16,392
  Accrued liabilities....................        24,103           34,662                   -                              58,765
  Reserve for product warranty claims....        14,900                -                   -                              14,900
                                               --------         --------            --------       ---------            --------
    Total Current Liabilities............       119,101          107,719                   -                             226,820

Long-term debt less current maturities...       404,184          139,943                   -                             544,127
Reserve for product warranty claims......        17,021              345                   -                              17,366
Other liabilities........................        14,339              195                   -                              14,534
                                               --------         --------            --------       ---------            --------
Total Liabilities........................       554,645          248,202                   -                             802,847

Total Stockholders' Equity (Deficit).....        (7,411)         438,329             131,667        (569,996)             (7,411)
                                               --------         --------            --------       ---------            --------
Total Liabilities and Stockholders'
     Equity (Deficit) ...................      $547,234         $686,531            $131,667       $(569,996)           $795,436
                                               ========         ========            ========       =========            ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 6.  Guarantor Financial Information - (Continued)


                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                         Six Months Ended June 30, 2002
                                   (Thousands)
                                   (Unaudited)

                                                                                                    Non-
                                                         Parent            Guarantor             Guarantor
                                                         Company          Subsidiaries           Subsidiary       Consolidated
                                                        --------          ------------           ----------       ------------
Cash and cash equivalents, beginning of period......    $    133           $  46,254              $      -           $ 46,387
                                                        --------           ---------              --------           --------
Cash provided by (used in) operating activities:
  Net income........................................       1,523              18,837                                   20,360
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation....................................       1,220              17,751                                   18,971
    Amortization....................................           -                 952                                      952
    Deferred income taxes...........................      10,927                   -                                   10,927
    Noncash interest charges........................       1,797                 697                                    2,494
  (Increase) decrease in working capital items......     (16,605)              1,042               (66,759)           (82,322)
  Increase (decrease) in product warranty claims....      (2,115)                240                                   (1,875)
  Proceeds from sale of accounts receivable.........      15,300                   -                                   15,300
  Change in net receivable from/payable to
    related parties/parent corporations.............     (11,746)            (49,764)               66,759              5,249
  Other, net........................................         645                (292)                                     353
                                                        --------           ---------              --------           --------
Net cash provided by (used in) operating activities.         946             (10,537)                    -             (9,591)
                                                        --------           ---------              --------           --------
Cash used in investing activities:
  Capital expenditures..............................        (651)             (9,585)                                 (10,236)
                                                        --------           ---------              --------           --------
Net cash used in investing activities...............        (651)             (9,585)                    -            (10,236)
                                                        --------           ---------              --------           --------
Cash used in financing activities:
  Repayments of long-term debt......................           -              (2,801)                                  (2,801)
  Distributions to parent corporations..............        (145)                                                        (145)
  Loan to parent corporation........................         (57)                  -                                      (57)
  Financing fees and expenses.......................        (221)                  -                                     (221)
                                                        --------           ---------              --------           --------
Net cash used in financing activities...............        (423)             (2,801)                    -             (3,224)
                                                        --------           ---------              --------           --------
Net decrease in cash and cash equivalents...........        (128)            (22,923)                    -            (23,051)
                                                        --------           ---------              --------           --------
Cash and cash equivalents, end of period............    $      5           $  23,331              $      -           $ 23,336
                                                        ========           =========              ========           ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

Note 6.  Guarantor Financial Information - (Continued)


                    Building Materials Corporation of America
                 Condensed Consolidating Statement of Cash Flows
                         Six Months Ended June 29, 2003
                                   (Thousands)
                                   (Unaudited)

                                                                                              Non-
                                                             Parent       Guarantor         Guarantor
                                                             Company     Subsidiaries       Subsidiary        Consolidated
                                                             -------     ------------       ----------        ------------
Cash and cash equivalents, beginning of period......         $    60      $  96,113          $      -           $ 96,173
                                                             -------      ---------          --------           --------
Cash provided by (used in) operating activities:
  Net income (loss).................................         (14,192)        37,967                               23,775
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Gain on sale of assets..........................               -         (5,739)                              (5,739)
    Depreciation....................................           1,323         17,965                               19,288
    Amortization....................................               -          1,016                                1,016
    Deferred income taxes...........................          13,010              -                               13,010
    Noncash interest charges........................           1,909            664                                2,573
  Increase in working capital items.................         (32,101)       (17,604)          (94,113)          (143,818)
  Decrease in product warranty claims...............            (914)          (107)                              (1,021)
  Proceeds from sale of accounts receivable.........           9,612              -                                9,612
  Change in net receivable from/payable to
    related parties/parent corporations.............          23,969       (114,311)           94,113              3,771
  Other, net........................................             575            151                                  726
                                                             -------      ---------          --------           --------
Net cash provided by (used in) operating activities.           3,191        (79,998)                -            (76,807)
                                                             -------      ---------          --------           --------
Cash used in investing activities:
  Capital expenditures..............................          (2,241)       (12,910)                             (15,151)
  Proceeds from sale of assets......................               -          9,315                                9,315
                                                             -------      ---------          --------           --------
Net cash used in investing activities...............          (2,241)        (3,595)                -             (5,836)
                                                             -------      ---------          --------           --------
Cash used in financing activities:
  Repayments of long-term debt......................               -         (1,893)                              (1,893)
  Distributions to parent corporations..............             (15)             -                                  (15)
  Loan to parent corporation........................             (51)             -                                  (51)
  Financing fees and expenses.......................            (931)          (205)                              (1,136)
                                                             -------      ---------          --------           --------
Net cash used in financing activities...............            (997)        (2,098)                -             (3,095)
                                                             -------      ---------          --------           --------
Net decrease in cash and cash equivalents...........             (47)       (85,691)                -            (85,738)
                                                             -------      ---------          --------           --------
Cash and cash equivalents, end of period............         $    13      $  10,422          $      -           $ 10,435
                                                             =======      =========          ========           ========

                    BUILDING MATERIALS CORPORATION OF AMERICA

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Second Quarter 2003 Compared With
                        Second Quarter 2002

           We recorded net income in the second quarter of 2003 of $20.2 million compared with net income of $17.4 million in the second quarter of 2002. The increase in net income for the second quarter of 2003 of $2.8 million was attributable to a $3.7 million after-tax gain ($5.7 million pre-tax) on the sale of property in Ontario, California (see Note 4 to Consolidated Financial Statements), offset by lower operating income.

           Net sales for the second quarter of 2003 were $410.3 million, an 11.1% increase over second quarter of 2002 net sales of $369.4 million. Higher net sales were primarily due to higher unit volumes and higher average selling prices of both residential and commercial roofing products.

           Operating income in the second quarter of 2003 was $48.1 million compared with $43.4 million in the second quarter of 2002, with the increase in operating income primarily attributable to the $5.7 million pre-tax gain on sale of property. Operating results were positively affected by higher net sales of both residential and commercial roofing products offset by higher raw material costs, principally asphalt due to higher crude oil prices and limited asphalt availability, together with a sales volume related increase in selling, general and administrative expenses.

           Interest expense for the second quarter of 2003 decreased to $13.8 million from $14.0 million for the same period in 2002, primarily due to a lower average interest rate. Other expense net was $2.7 million for the second quarter of 2003 compared with $2.1 million for the same period in 2002.

Results of Operations - Six Months 2003 Compared With
                        Six Months 2002

           We recorded net income of $23.8 million for the first six months of 2003 compared with net income of $20.4 million for the first six months of 2002. The increase in net income for the first six months of 2003 of $3.4 million was attributable to the $3.7 million after-tax gain on sale of property and lower interest expense and other expenses, offset by lower operating income.

           Net sales for the first six months of 2003 were $749.3 million, an 8.8% increase over the first six months of 2002 net sales of $688.7 million. Higher net sales were primarily due to higher unit volumes and higher average selling prices of both residential and commercial roofing products.

           Operating income for the first six months of 2003 was $68.7 million compared with $64.0 million for the first six months of 2002, with the increase in operating income primarily attributable to the $5.7 million pre-tax gain on

                    BUILDING MATERIALS CORPORATION OF AMERICA

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

sale of property. Operating results were positively affected by higher net sales of both residential and commercial roofing products offset by higher raw material costs, principally asphalt due to higher crude oil prices and limited asphalt availability, together with a sales volume related increase in selling, general and administrative expenses.

           Interest expense for the first six months of 2003 decreased to $27.3 million from $27.7 million for the same period in 2002, primarily due to a lower average interest rate. Other expense net was $4.3 million for the first six months of 2003 compared with $4.4 million for the same period in 2002.

Liquidity and Financial Condition

           Net cash outflow during the first six months of 2003 was $82.6 million, before financing activities, and included the use of $76.8 million of cash for operations and the reinvestment of $15.1 million for capital programs, which was offset in part by $9.3 million of proceeds from the sale of assets.

           Cash invested in additional working capital totaled $143.8 million during the first six months of 2003, primarily reflecting seasonal increases in accounts receivable of $112.0 million, including a $103.7 million increase in the receivable from the third party which purchases certain of our trade accounts receivable, and $54.0 million in inventories, partially offset by a $25.9 million increase in accounts payable and accrued liabilities. The net cash used for operating activities also included $9.6 million of net proceeds from the sale of accounts receivable to a third party in connection with our Accounts Receivable Securitization Agreement and a $3.8 million net increase in the net payable to related parties/parent corporations.

           Net cash used in financing activities totaled $3.1 million during the first six months of 2003, reflecting $1.9 million in repayments of long-term debt,$0.1 million of distributions and loans to our parent corporations, and $1.1 million in financing fees and expenses.

           In May 2003, we sold property in Ontario, California for net cash proceeds of approximately $9.3 million, which resulted in a pre-tax gain of approximately $5.7 million.

           As a result of the foregoing factors, cash and cash equivalents decreased by $85.7 million during the first six months of 2003 to $10.4 million.

           On July 9, 2003, we entered into a new $350 million Senior Secured Credit facility, which we refer to as the New Credit facility. The initial borrowings under the New Credit facility were primarily used to repay amounts outstanding under our existing $210 million Secured Revolving Credit facility due August 2003, to repay our $115 million Accounts Receivable Securitization Agreement due December 2004 and to repay our $7 million Precious Metals Note due August 2003. The New Credit facility has a final maturity date of November 15, 2006, subject to certain conditions, and is secured by substantially all of our

                    BUILDING MATERIALS CORPORATION OF AMERICA

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

assets. Availability under the New Credit facility is based upon eligible Accounts Receivable, Inventory and Property, Plant and Equipment, as defined, and includes a sublimit for letters of credit of $100 million. The New Credit facility bears interest at a floating rate based on the lenders' Base Rate, the Federal Funds rate or the Eurodollar rate, each as defined.

           On June 30, 2003, we exercised an Early Buyout Option on certain leased machinery and equipment located at our Chester, South Carolina glass mat manufacturing facility for $19.7 million. Concurrent with entering the New Credit facility, we refinanced the Chester, South Carolina machinery and equipment with a new $19.7 million secured facility due July 2010.

           We make loans to, and borrow from, our parent corporations from time to time at prevailing market rates. On July 1, 2003, we loaned BMCA Holdings Corporation $37.8 million and on July 9, 2003, BMCA Holdings Corporation loaned us $37.8 million.

           See Note 2 to Consolidated Financial Statements for information regarding contingencies.

           In May 2003, we entered into a long-term contract with a subsidiary of International Specialty Products Inc. ("ISP"), an affiliate, to purchase substantially all of our colored roofing granules and algae-resistant granules requirements, except for the requirements of certain of our roofing plants that are supplied by third parties.

           We have contracts with two different asphalt terminal suppliers where asphalt imported from Venezuela or other suppliers is stored prior to its use at our plants. These asphalt terminals are located at the Ports of Tampa, Florida and Savannah, Georgia and are used to service our plants at those sites. We are obligated to pay these suppliers for use of these terminals under these contracts through 2008 and 2005, respectively. Monthly pricing is fixed and includes capital improvements made at each asphalt terminal by its owner.

           During the first six months of 2003, the petroleum industry strike in Venezuela continued to adversely impact the asphalt supply and pricing for the U.S. roofing industry; however, during the second quarter of 2003, these pressures started to ease. Given the current improvement in asphalt supply conditions, we do not anticipate any future disruption in the supply of asphalt, although no assurances can be provided in that regard.

                                      * * *

Forward-looking Statements

           This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical

                    BUILDING MATERIALS CORPORATION OF AMERICA

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. The Company's operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.


           Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management". There were no material changes in such information as of June 29, 2003 and there was no hedging activity in the quarter ended June 29, 2003.


           Item 4. CONTROLS AND PROCEDURES

           Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act.

           There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                    BUILDING MATERIALS CORPORATION OF AMERICA

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings

           As of June 29, 2003, 1,900 alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber are pending against Building Materials Corporation of America. See Note 2 to Consolidated Financial Statements above.



Item 6. Exhibits and Reports on Form 8-K


(a)        Exhibits

           10.1 Credit Agreement, dated as of July 9, 2003, by and among BMCA, the Initial Lenders, Initial Issuing Bank and Swing Line Bank (as defined therein), Citicorp USA, Inc., as collateral monitoring agent and administrative agent, Citigroup Global Markets Inc., as lead arranger and book manager, Deutsche Bank Securities Inc., as syndication agent and The CIT Group/Business Credit, Inc., Congress Financial Corporation and JP Morgan Chase Bank as co-documentation agents (the "Credit Agreement").

           31.1       Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2       Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) The registrants filed a news release on Form 8-K dated April 25, 2003 regarding results of operations for the quarterly period ended March 30, 2003.

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BUILDING MATERIALS CORPORATION OF AMERICA
                                 BUILDING MATERIALS MANUFACTURING CORPORATION

DATE:  August 13, 2003           BY:  /s/John F. Rebele
       ---------------                ----------------------------------------
                                      John F. Rebele
                                      Senior Vice President
                                      and Chief Financial Officer
                                      (Principal Financial Officer)



DATE:  August 13, 2003           BY:  /s/James T. Esposito
       ---------------                ----------------------------------------
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



                                     BUILDING MATERIALS INVESTMENT CORPORATION

DATE:  August 13, 2003               BY:   /s/John F. Rebele
       ---------------                     ------------------------------------
                                           John F. Rebele
                                           Senior Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)